Form 10QSB
period 2000-06-30
MSN EAGLE EQUITY GROUP INC
filed 2000-08-10
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2000                  Commission File No. 0-27775


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2000 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 2000 (Unaudited) and December 31, 2000 ......    3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2000 and 1999 and
              for the period February 28, 1997 (inception)
              through June 30, 2000 ....................................    4

            For the three months ended March 31, 2000 and 1999 .........    5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2000
              and 1999 and for the period February 28, 1997
             (inception) through June 30, 2000..........................    6

            Notes to Financial Statements (Unaudited) ..................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   11

            Signatures..................................................   11

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                       June 30,     December 31,
                                                        2000            1999
                                                      ---------     ------------
                                                     (Unaudited)
Current assets:
   Cash                                                $  4,098       $   --
   Due from a related party                               3,419          2,116
                                                       --------       --------
                                                          7,517          2,116

Other assets:
   Investments                                               87            175
                                                       --------       --------

                                                       $  7,604       $  2,291
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                    $   --         $   --
   Due to officers/stockholders                            --              129
                                                       --------       --------
                                                           --              129
                                                       --------       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                        682            682
   Additional paid-in capital                            17,068         17,068
   Deficit accumulated during the development stage     (10,146)       (15,588)
                                                       --------       --------
        Total stockholders' equity                        7,604          2,162
                                                       --------       --------

                                                       $  7,604       $  2,291
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

                                             MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Six                  Six              Feb. 28, 1997
                                                          Months Ended         Months Ended         (inception) to
                                                            June 30,             June 30,              June 30,
                                                             2000                  1999                  2000
                                                           ---------             ---------            ---------
Revenues:
   Sale of investments                                     $   6,865             $   --                $   6,865
                                                           ---------             ---------             ---------
Costs and expenses:
   Amortization                                                 --                     282                   445
   General and administrative, related party                   1,423                   185                16,566
                                                           ---------             ---------             ---------
                                                               1,423                   467                17,011
                                                           ---------             ---------             ---------

Net income (loss)                                          $   5,442             $    (467)            $ (10,146)
                                                           =========             =========             =========

Income (loss) per common share                             $    .008             $   (.001)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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





                                            MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                             Three                Three
                                                          Months Ended         Months Ended
                                                            June 30,             June 30,
                                                             2000                  1999
                                                           ---------             ---------
Revenues:
   Sale of investments                                     $   6,865             $   --
                                                           ---------             ---------
Costs and expenses:
   Amortization                                                 --                   --
   General and administrative, related party                     193                     5
                                                           ---------             ---------
                                                                 193                     5
                                                           ---------             ---------

Net income (loss)                                          $   6,672             $      (5)
                                                           =========             =========

Income (loss) per common share                             $     .01             $   (.000)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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




                                        MNS EAGLE EQUITY GROUP, INC.
                                       (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                  Six                Six            Feb. 28, 1997,
                                                              Months Ended       Months Ended       (inception) to
                                                                 June 30,           June 30,            June 30,
                                                                  2000               1999                2000
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net income (loss)                                           $  5,442          $    (467)            $(10,146)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                                     282                  445
      Common stock issued for services                             --                 --                  6,300
      Changes in assets and liabilities:
       (Increase) decrease in investments                            88               --                     88
       (Increase) decrease in amounts
         due from a related party                                (1,303)               (16)              (3,419)
       Increase (decrease) in accounts payable                     --                 --                   --
       Increase (decrease) in amounts due
         to officers/stockholders                                  (129)              --                   --
                                                               --------           --------             --------
       Net cash provided by (used in)
         operating activities                                     4,098               (201)              (6,732)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
       Net cash used in investing activities                       --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
       Net cash provided by financing activities                   --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                   4,098               (201)               4,098
Cash at beginning of year                                          --                3,392                 --
                                                               --------           --------             --------

Cash at end of period                                          $  4,098           $  3,191             $  4,098
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

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to MNS Eagle Equity Group, Inc. ("MNS" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to MNS or its management, are intended to identify forward-looking statements. These statements reflect management's current view of MNS concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks", and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that MNS is in the development stage, with only very limited assets, and that for MNS to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. MNS's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2000 - During the second fiscal quarter ended June 30, 2000, MNS had a net profit of $6,672. Revenues in the quarter were $6,865 which related to the sale of two investments, net of related costs. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 1999 - During the second fiscal quarter ended June 30, 1999, MNS incurred a net loss of $5. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS has $4,098 of cash on hand at the end of the quarter and has no other significant assets. Since inception, MNS has accumulated a deficit (net loss) of $10,146.

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


DATED:  August 4, 2000

                                       MNS EAGLE EQUITY GROUP, INC.


                                            /s/ Stephen M. Siedow
                                       By.......................................
                                            Stephen M. Siedow, Chief Executive
                                            Officer and Chief Financial Officer