Form 10QSB
period 2000-09-30
MSN EAGLE EQUITY GROUP INC
filed 2000-10-12
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2000             Commission File No. 0-27775


                          MNS EAGLE EQUITY GROUP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                       84-1517715
      ------------------------------                    -----------------------
     (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
      incorporation or organization)


           12373 E. Cornell Avenue
               Aurora, Colorado                                   80014
  --------------------------------------                         -------
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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2000 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2000 (Unaudited) and
              December 31, 1999 ........................................    3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2000 and 1999 and
              for the period February 28, 1997 (inception)
              through September 30, 2000 ...............................    4

            For the three months ended September 31, 2000 and 1999 .....    5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2000
              and 1999 and for the period February 28, 1997
             (inception) through September 30, 2000.....................    6

            Notes to Financial Statements (Unaudited) ..................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   11

            Signatures..................................................   11

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                      Sept. 30,       Dec. 31,
                                                         2000           1999
                                                      ---------      ----------
                                                     (Unaudited)
Current assets:
   Cash                                                $  2,597       $   --
   Due from a related party                               3,739          2,116
                                                       --------       --------
                                                          6,336          2,116

Other assets:
   Investments                                               87            175
                                                       --------       --------

                                                       $  6,423       $  2,291
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                    $   --         $   --
   Due to officers/stockholders                            --              129
                                                       --------       --------
                                                           --              129
                                                       --------       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                        682            682
   Additional paid-in capital                            17,068         17,068
   Deficit accumulated during the development stage     (11,327)       (15,588)
                                                       --------       --------
        Total stockholders' equity                        6,423          2,162
                                                       --------       --------

                                                       $  6,423       $  2,291
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

                                             MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Nine                 Nine              Feb. 28, 1997
                                                          Months Ended         Months Ended         (inception) to
                                                            Sept. 30,            Sept. 30,             Sept. 30,
                                                             2000                  1999                  2000
                                                           ---------             ---------            ---------
Revenues:
   Sale of investments                                     $   6,865             $   --                $   6,865
                                                           ---------             ---------             ---------
Costs and expenses:
   Amortization                                                 --                     282                   445
   General and administrative, related party                   2,604                   546                17,747
                                                           ---------             ---------             ---------
                                                               2,604                   828                18,192
                                                           ---------             ---------             ---------

Net income (loss)                                          $   4,261             $    (828)            $ (11,327)
                                                           =========             =========             =========

Income (loss) per common share                             $    .006             $   (.001)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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






                                        MNS EAGLE EQUITY GROUP, INC.
                                        (A Development Stage Company)
                                     Statements of Operations (Unaudited)


                                                             Three                Three
                                                          Months Ended         Months Ended
                                                            Sept. 30,            Sept. 30,
                                                             2000                  1999
                                                           ---------             ---------
Revenues:
   Sale of investments                                     $    --               $   --
                                                           ---------             ---------
Costs and expenses:
   Amortization                                                 --                   --
   General and administrative, related party                   1,181                   361
                                                           ---------             ---------
                                                               1,181                   361
                                                           ---------             ---------

Net income (loss)                                          $  (1,181)            $    (361)
                                                           =========             =========

Income (loss) per common share                             $   (.002)            $   (.001)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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




                                        MNS EAGLE EQUITY GROUP, INC.
                                       (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                  Nine               Nine            Feb. 28, 1997,
                                                              Months Ended       Months Ended       (inception) to
                                                                Sept. 30,          Sept. 30,           Sept. 30,
                                                                  2000               1999                2000
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net income (loss)                                           $  4,261          $    (828)            $(11,327)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                                     282                  445
      Common stock issued for services                             --                 --                  6,300
      Changes in assets and liabilities:
       (Increase) decrease in investments                            88               --                     88
       (Increase) decrease in amounts
         due from a related party                                (1,623)            (1,436)              (3,739)
       Increase (decrease) in accounts payable                     --                 --                   --
       Increase (decrease) in amounts due
         to officers/stockholders                                  (129)              --                   --
                                                               --------           --------             --------
       Net cash provided by (used in)
         operating activities                                     2,597             (1,982)              (8,233)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
       Net cash used in investing activities                       --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
       Net cash provided by financing activities                   --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                   2,597             (1,982)               2,597
Cash at beginning of year                                          --                3,392                 --
                                                               --------           --------             --------

Cash at end of period                                          $  2,597           $  1,410             $  2,597
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

RESULTS OF OPERATIONS

     THIRD QUARTER 2000 - During the third fiscal quarter ended September 30, 2000, MNS had a net loss of $1,181. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses the Company paid no rent or salaries and had no operations.

     THIRD QUARTER 1999 - During the third fiscal quarter ended September 30, 1999, MNS incurred a net loss of $361. Expenses in the quarter related primarily to accounting costs. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS has $2,597 of cash on hand at the end of the quarter and has no other significant assets. Since inception, MNS has accumulated a deficit (net loss) of $11,327.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     MNS's current management and its counsel have informally agreed to continue rendering services to MNS and to not demand payment of sums owed unless and until MNS completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of MNS's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to MNS without charge.

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


DATED:  October 9, 2000

                                       MNS EAGLE EQUITY GROUP, INC.


                                            /s/ Stephen M. Siedow
                                       By.......................................
                                            Stephen M. Siedow, Chief Executive
                                            Officer and Chief Financial Officer