Form 10QSB
period 2001-03-31
MSN EAGLE EQUITY GROUP INC
filed 2001-04-17
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001                 Commission File No. 0-27775


                          MNS EAGLE EQUITY GROUP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 NEVADA                                       84-1517715
      ------------------------------                    -----------------------
     (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
      incorporation or organization)


           12373 E. Cornell Avenue
               Aurora, Colorado                                   80014
  --------------------------------------                         --------
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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2001 (Unaudited) and December 31, 2000 .....    3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2001 and 2000
              and for the period February 28, 1997 (inception)
              through March 31, 2001 ...................................    4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2001
              and 2000 and for the period February 28, 1997
             (inception) through March 31, 2001 ........................    5

            Notes to Financial Statements (Unaudited) ..................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   10

            Signatures..................................................   10

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                      March 31,     December 31,
                                                        2001            2000
                                                      ---------     ------------
                                                     (Unaudited)
Current assets:
   Cash                                                $  1,328       $  2,013
   Due from a related party                               5,351          4,059
                                                       --------       --------
                                                          6,679          6,072
                                                       --------       --------

Other assets:
   Investments                                               87             87
                                                       --------       --------

                                                       $  6,766       $  6,159
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                    $  1,543       $   --
   Due to officers/stockholders                            --             --
                                                       --------       --------
                                                          1,543           --
                                                       --------       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                        682            682
   Additional paid-in capital                            17,068         17,068
   Deficit accumulated during the development stage     (12,527)       (11,591)
                                                       --------       --------
        Total stockholders' equity                        5,223          6,159
                                                       --------       --------

                                                       $  6,766       $  6,159
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

                                             MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                             Three                Three             Feb. 28, 1997
                                                          Months Ended         Months Ended        (inception) to
                                                            March 31,            March 31,             March 31,
                                                             2001                  2000                   2001
                                                           ---------             ---------             ---------
Revenues:
   Sale of investments                                     $    --               $    --               $   6,865

Costs and expenses:
   Amortization                                                 --                    --                     445
   General and administrative                                    936                 1,231                18,947
                                                           ---------             ---------             ---------
                                                                 936                 1,231                19,392
                                                           ---------             ---------             ---------

Net income (loss)                                          $    (936)            $  (1,231)            $ (12,527)
                                                           =========             =========             =========

Income (loss) per common share                             $   (.001)            $   (.002)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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






                                        MNS EAGLE EQUITY GROUP, INC.
                                       (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                 Three              Three            Feb. 28, 1997,
                                                              Months Ended       Months Ended       (inception) to
                                                                March 31,          March 31,           March 31,
                                                                  2001               2000                2001
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net loss                                                    $   (936)          $ (1,231)            $(12,527)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                                    --                    445
      Common stock issued for services                             --                 --                  6,300
      Changes in assets and liabilities:
       (Increase) decrease in amounts
         due from a related party                                (1,292)              --                 (5,351)
       Increase (decrease) in investments                          --                 --                     88
       Increase (decrease) in accounts payable                    1,543              1,231                1,543
       Increase (decrease) in amounts due
         to officers/stockholders                                  --                 --                   --
                                                               --------           --------             --------
       Net cash used in operating activities                       (685)              --                 (9,502)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
       Net cash used in investing activities                       --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
       Net cash provided by financing activities                   --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                    (685)              --                  1,328
Cash at beginning of year                                         2,013               --                   --
                                                               --------           --------             --------

Cash at end of period                                          $  1,328           $   --               $  1,328
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

RESULTS OF OPERATIONS

     FIRST QUARTER 2001 - During the first fiscal quarter ended March 31, 2001, MNS incurred a net loss of $936. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, MNS incurred a net loss of $1,231. Expenses in the quarter related primarily to miscellaneous filing fees. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $12,527.

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

Item 6.      Exhibits and Reports on Form 8-K.

             (a)      EXHIBITS.  None

             (b)      REPORTS ON FORM 8-K.  None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 9, 2001

                                       MNS EAGLE EQUITY GROUP, INC.


                                            /s/ Stephen M. Siedow
                                       By.......................................
                                            Stephen M. Siedow, Chief Executive
                                            Officer and Chief Financial Officer