Form 10QSB
period 2001-06-30
MNS EAGLE EQUITY GROUP INC /
filed 2001-08-07
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2001                  Commission File No. 0-27775


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2001 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 2001 (Unaudited) and December 31, 2000 ......    3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2001 and 2000 and
              for the period February 28, 1997 (inception)
              through June 30, 2001 ....................................    4

            For the three months ended June 30, 2001 and 2000 ..........    5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2001
              and 2000 and for the period February 28, 1997
             (inception) through June 30, 2001..........................    6

            Notes to Financial Statements (Unaudited) ..................    7

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   11

            Signatures..................................................   11

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                       June 30,     December 31,
                                                        2001            2000
                                                      ---------     ------------
                                                     (Unaudited)
Current assets:
   Cash                                                $     55       $  2,013
   Due from a related party                               5,621          4,059
                                                       --------       --------
                                                          5,676          6,072
                                                       --------       --------
Other assets:
   Investments                                               87             87
                                                       --------       --------

                                                       $  5,763       $  6,159
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                    $    700       $   --
   Due to officers/stockholders                            --             --
                                                       --------       --------
                                                            700           --
                                                       --------       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                        682            682
   Additional paid-in capital                            17,068         17,068
   Deficit accumulated during the development stage     (12,687)       (11,591)
                                                       --------       --------
        Total stockholders' equity                        5,063          6,159
                                                       --------       --------

                                                       $  5,763       $  6,159
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

                                             MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                              Six                  Six              Feb. 28, 1997
                                                          Months Ended         Months Ended         (inception) to
                                                            June 30,             June 30,              June 30,
                                                              2001                 2000                  2001
                                                           ---------             ---------            ---------
Revenues:
   Sale of investments                                     $    --               $   6,685             $   6,865

Costs and expenses:
   Amortization                                                 --                    --                     445
   General and administrative                                  1,096                 1,423                19,107
                                                           ---------             ---------             ---------
                                                               1,096                 1,423                19,552
                                                           ---------             ---------             ---------

Net income (loss)                                          $  (1,096)            $   5,442             $ (12,687)
                                                           =========             =========             =========

Income (loss) per common share                             $   (.001)            $   .008
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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






                                            MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                             Three                Three
                                                          Months Ended         Months Ended
                                                            June 30,             June 30,
                                                             2001                  2000
                                                           ---------             ---------
Revenues:
   Sale of investments                                     $    --               $   6,865

Costs and expenses:
   Amortization                                                 --                   --
   General and administrative                                    160                   193
                                                           ---------             ---------
                                                                 160                   193
                                                           ---------             ---------

Net income (loss)                                          $    (160)            $   6,672
                                                           =========             =========

Income (loss) per common share                             $   (.000)            $    .01
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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




                                        MNS EAGLE EQUITY GROUP, INC.
                                       (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                  Six                Six            Feb. 28, 1997,
                                                              Months Ended       Months Ended       (inception) to
                                                                 June 30,           June 30,            June 30,
                                                                  2001               2000                2001
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net income (loss)                                           $ (1,096)          $  5,442             $(12,687)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                                    --                    445
      Common stock issued for services                             --                 --                  6,300
      Changes in assets and liabilities:
       (Increase) decrease in investments                          --                   88                   88
       (Increase) decrease in amounts
         due from a related party                                (1,562)            (1,303)              (5,621)
       Increase (decrease) in accounts payable                      700               --                    700
       Increase (decrease) in amounts due
         to officers/stockholders                                  --                 (129)                --
                                                               --------           --------             --------
       Net cash provided by (used in)
         operating activities                                    (1,958)             4,098              (10,775)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
       Net cash used in investing activities                       --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
       Net cash provided by financing activities                   --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                  (1,958)             4,098                   55
Cash at beginning of year                                         2,013               --                   --
                                                               --------           --------             --------

Cash at end of period                                          $     55           $  4,098             $     55
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

RESULTS OF OPERATIONS

     SECOND QUARTER 2001 - During the second fiscal quarter ended June 30, 2001, MNS incured a net loss of $160. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2000 - During the second fiscal quarter ended June 30, 2000, MNS had a net profit of $6,672. Revenues in the quarter were $6,865 which related to the sale of two investments, net of related costs. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS has $55 of cash on hand at the end of the quarter and has no other significant assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $12,687.

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


DATED:  July 25, 2001

                                       MNS EAGLE EQUITY GROUP, INC.


                                            /s/ Stephen M. Siedow
                                       By.......................................
                                            Stephen M. Siedow, Chief Executive
                                            Officer and Chief Financial Officer