Form 10QSB
period 2002-03-31
MNS EAGLE EQUITY GROUP INC /
filed 2002-05-08
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2002                 Commission File No. 0-27775


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2002 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS

                                                                       Page of
                                                                        Report
                                                                        ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2002 (Unaudited) and December 31, 2001 .....    3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2002 and 2001
              and for the period February 28, 1997 (inception)
              through March 31, 2002 ...................................    4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2002
              and 2001 and for the period February 28, 1997
             (inception) through March 31, 2002 ........................    5

            Notes to Financial Statements (Unaudited) ..................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   10

            Signatures..................................................   10

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                      March 31,     December 31,
                                                        2002            2001
                                                      ---------     ------------
                                                     (Unaudited)
Current assets:
   Cash                                                $   --         $   --
   Due from a related party                               7,781          6,251
                                                       --------       --------
                                                          7,781          6,251
                                                       --------       --------

Other assets:
   Investments                                               87             87
                                                       --------       --------

                                                       $  7,868       $  6,338
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                    $  2,764       $    940
   Due to officers/stockholders                           1,125            630
                                                       --------       --------
                                                          3,889          1,570
                                                       --------       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                      --             --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                        682            682
   Additional paid-in capital                            17,068         17,068
   Deficit accumulated during the development stage     (13,771)       (12,982)
                                                       --------       --------
        Total stockholders' equity                        3,979          4,768
                                                       --------       --------

                                                       $  7,868       $  6,338
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

                                             MNS EAGLE EQUITY GROUP, INC.
                                            (A Development Stage Company)
                                         Statements of Operations (Unaudited)


                                                             Three                Three             Feb. 28, 1997
                                                          Months Ended         Months Ended        (inception) to
                                                            March 31,            March 31,             March 31,
                                                             2002                  2001                   2002
                                                           ---------             ---------             ---------
Revenues:
   Sale of investments                                     $    --               $    --               $   6,865

Costs and expenses:
   Amortization                                                 --                    --                     445
   General and administrative                                    789                   936                20,191
                                                           ---------             ---------             ---------
                                                                 789                   936                20,636
                                                           ---------             ---------             ---------

Net income (loss)                                          $    (789)            $    (936)            $ (13,771)
                                                           =========             =========             =========

Income (loss) per common share                             $   (.001)            $   (.002)
                                                           =========             =========

Weighted average shares outstanding                          682,500               682,500
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






                                        MNS EAGLE EQUITY GROUP, INC.
                                       (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited)


                                                                 Three              Three            Feb. 28, 1997,
                                                              Months Ended       Months Ended       (inception) to
                                                                March 31,          March 31,           March 31,
                                                                  2002               2001                2002
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net loss                                                    $   (789)          $   (936)            $(13,771)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                                                    --                    445
      Common stock issued for services                             --                 --                  6,300
      Changes in assets and liabilities:
       (Increase) decrease in amounts
         due from a related party                                (1,530)            (1,292)              (7,781)
       Increase (decrease) in investments                          --                 --                     88
       Increase (decrease) in accounts payable                    1,824              1,543                2,764
       Increase (decrease) in amounts due
         to officers/stockholders                                   495               --                  1,125
                                                               --------           --------             --------
       Net cash used in operating activities                       --                 (685)             (10,830)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
       Net cash used in investing activities                       --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
       Net cash provided by financing activities                   --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                    --                 (685)                --
Cash at beginning of year                                          --                2,013                 --
                                                               --------           --------             --------

Cash at end of period                                          $  --              $  1,328             $   --
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

RESULTS OF OPERATIONS

     FIRST QUARTER 2002 - During the first fiscal quarter ended March 31, 2002, MNS incurred a net loss of $789. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2001 - During the first fiscal quarter ended March 31, 2001, MNS incurred a net loss of $936. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit (net loss) of $13,771.

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


DATED:  April 30, 2002

                                       MNS EAGLE EQUITY GROUP, INC.


                                            /s/ Stephen M. Siedow
                                       By.......................................
                                            Stephen M. Siedow, Chief Executive
                                            Officer and Chief Financial Officer