Form 10QSB
period 2003-09-30
MNS EAGLE EQUITY GROUP INC /
filed 2003-11-06
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2003             Commission File No. 0-27775


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


                             12373 E. Cornell Avenue
                             Aurora, Colorado 80014
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (303) 478-4442
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2003 are as follows:


      Class of Securities                                 Shares Outstanding
 -----------------------------                            ------------------
 Common Stock, $.001 par value                                 682,500


================================================================================

                                TABLE OF CONTENTS


            PART I.  FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of September 30, 2003 ...................................    3

            Statements of Operations (Unaudited):

            For the three and nine months ended September 30, 2003
             and 2002 and for the period February 28, 1997
             (inception) through September 30, 2003 ....................    4

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2003
             and 2002 and for the period February 28, 1997
             (inception) through September 30, 2003 ....................    5

            Notes to Financial Statements (Unaudited) ..................    6

Item 2.     Management's Discussion and Analysis or Plan of Operation ..    7

Item 3.     Controls and Procedures ....................................   10


            PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ...........................   10

            Signatures..................................................   10

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                               September 30, 2003


                                     ASSETS


Current assets:
   Due from a related party                                           $  5,872
                                                                      --------

Total assets                                                          $  5,872
                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                   $  1,190
   Due to officers/stockholders                                          2,665
                                                                      --------
                                                                         3,855
                                                                      --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                                     --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                                       682
   Additional paid-in capital                                           17,068
   Deficit accumulated during the development stage                    (15,733)
                                                                      --------
                                                                         2,017
                                                                      --------

Total liabilities and stockholders' equity                            $  5,872
                                                                      ========


                        See notes to financial statements

                                                       MNS EAGLE EQUITY GROUP, INC.
                                                       (A Development Stage Company)
                                                    Statements of Operations (Unaudited)



                                                                                                            Feb. 28, 1997
                                             Three Months Ended                 Nine Months Ended           (inception) to
                                               September 30,                       September 30,              September 30,
                                           2003             2002               2003            2002               2003
                                        ---------         ---------         ---------         ---------       -------------
Revenues:
   Sale of investments                  $    --           $    --           $    --           $    --           $   6,865

Costs and expenses:
   Amortization                              --                --                --                --                 445
   General and administrative                 120               207             1,420             1,136            22,153
                                        ---------         ---------         ---------         ---------         ---------
                                              120               207             1,420             1,136            22,598
                                        ---------         ---------         ---------         ---------         ---------

Net income (loss) applicable
   to common stockholders               $    (120)        $    (207)        $  (1,420)        $  (1,136)        $ (15,733)
                                        =========         =========         =========         =========         =========

Basic and diluted net income(loss)
   per common share                     $   (.000)        $   (.000)        $   (.002)        $   (.002)
                                        =========         =========         =========         =========

Weighted average number of
   common shares outstanding              682,500           682,500           682,500           682,500
                                        =========         =========         =========         =========


                                                  See notes to financial statements






                                            MNS EAGLE EQUITY GROUP, INC.
                                           (A Development Stage Company)
                                        Statements of Cash Flows (Unaudited)


                                                                                                    Feb. 28, 1997,
                                                                     Nine Months Ended              (inception) to
                                                                       September 30,                 September 30,
                                                                  2003               2002                2001
                                                              ------------       ------------        -------------

Cash flows from operating activities:
   Net loss                                                    $ (1,420)          $ (1,136)            $(15,733)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Amortization                                                                    --                    445
      Common stock issued for services                             --                 --                  6,300
      Changes in operating assets and liabilities:
      (Increase) in amounts due
        from a related party                                     (1,566)            (2,080)              (5,872)
      Increase in investments                                      --                   87                  175
      Increase in accounts payable                                1,190              1,425                1,190
      Increase in amounts due to
        officers/stockholders                                     1,796              1,704                2,665
                                                               --------           --------             --------
      Net cash used in operating activities                        --                 --                (10,830)
                                                               --------           --------             --------

Cash flows from investing activities:
   Organization costs                                              --                 --                   (100)
                                                               --------           --------             --------
      Net cash used in investing activities                        --                 --                   (100)
                                                               --------           --------             --------

Cash flows from financing activities:
   Proceeds from sale of common stock                              --                 --                 12,500
   Deferred offering costs                                         --                 --                 (1,570)
                                                               --------           --------             --------
      Net cash provided by financing activities                    --                 --                 10,930
                                                               --------           --------             --------

Net increase (decrease) in cash                                    --                 --                   --
Cash at beginning of year                                          --                 --                   --
                                                               --------           --------             --------

Cash at end of period                                          $   --             $   --               $   --
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


                                      See notes to financial statements



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

RESULTS OF OPERATIONS

     THIRD QUARTER 2003 - During the three and nine months ended September 30, 2003, MNS incurred a net loss of $120 and $1420. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2002 - During the three and nine months ended September 30, 2002, MNS incurred a net loss of $207 and $1,136. Expenses in the quarter related primarily to miscellaneous filing fees and accounting costs. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit of $15,733.

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

Item 3.  Controls and Procedures

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits and Reports on Form 8-K.

     (a) EXHIBITS. The following exhibits are filed as part of this report.

          31 Certification of the Chief Executive Officer, President and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer, President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  October 15, 2003

                                      MNS EAGLE EQUITY GROUP, INC.


                                      By  /s/ Stephen M. Siedow
                                          --------------------------------------
                                              Stephen M. Siedow
                                              Chief Executive Officer,
                                              President and
                                              Chief Financial Officer