Form 10KSB
period 2003-12-31
MNS EAGLE EQUITY GROUP INC /
filed 2004-03-10
CIK 1096935

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2003                     Commission File No. 0-27775

                          MNS EAGLE EQUITY GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                       84-1517715
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         12373 East Cornell Avenue
          Aurora, Colorado 80014                        (303) 478-4442
 ----------------------------------------          --------------------------
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

     The aggregate market value of the 38,500 shares of common stock of the registrant held by non-affiliates on December 31, 2003, was not determinable.

     At January 31, 2004, a total of 682,500 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business.........................................     3

Item 2.   Description of Property.........................................    11

Item 3.   Legal Proceedings...............................................    11

Item 4.   Submission of Matters to a Vote of Security Holders.............    11

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................    12

Item 6.   Management's Discussion and Analysis or Plan of Operation.......    13

Item 7.   Financial Statements............................................    15

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................    15

Item 8A.  Controls and Procedures..........................................   15

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   16

Item 10.  Executive Compensation...........................................   18

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.......................................................   20

Item 12.  Certain Relationships and Related Transactions...................   21

Item 13.  Exhibits and Reports on Form 8-K.................................   21

Item 14.  Principal Accountant Fees and Services...........................   22

          Index to Financial Statements....................................   22

          Financial Statements.............................................  F-1

          Signatures.......................................................   23

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

EXCHANGE ACT REGISTRATION

     MNS voluntarily filed a registration statement on Form 10-SB in October of 1999 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register MNS's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). MNS is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If MNS's duty to file reports under the Exchange Act is suspended, MNS intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

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

EMPLOYEES

     MNS has no employees. MNS only has one officer, who is also the sole director of the Company. It is not expected that MNS will have any full-time or other employees except as a result of completing a combination.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2003, and no meeting of shareholders was held.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2003, certain information with respect to MNS's compensation plans and individual compensation arrangements to which MNS is a party, if any, under which any equity securities of MNS are authorized for issuance.



---------------------------------------------------------------------------------------------------------------------------
                                                     Number of securities       Weighted average       Number of securities
                                                      to be issued upon         exercise price of      remaining available
                                                         exercise of               outstanding         for future issuance
                                                     outstanding options,       options, warrants         under equity
   Plan category                                     warrants and rights           and rights          compensation plans
---------------------------------------------------------------------------------------------------------------------------
                                                             (a)                       (b)                     (c)
---------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   1997 EMPLOYEE STOCK
      COMPENSATION PLAN                                      -0-                       N/A                  1,000,000

   1997 COMPENSATORY STOCK
      OPTION PLAN                                            -0-                       N/A                  1,500,000
---------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                                      N/A                       N/A                    N/A
---------------------------------------------------------------------------------------------------------------------------
   Total                                                     -0-                                            2,500,000
---------------------------------------------------------------------------------------------------------------------------

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

                                       13

     Comparison of 2003 to 2002

     For the year ended December 31, 2003, MNS had no revenues and incurred a net loss of $1,727, as compared to a net loss of $1,331 for the year ended December 31, 2002. Expenses in calendar 2003 related primarily to miscellaneous filing fees and accounting fees.

     Comparison of 2002 to 2001

     For the year ended December 31, 2002, MNS had no revenues and incurred a net loss of $1,331, as compared to a net loss of $1,391 for the year ended December 31, 2001. Expenses in calendar 2002 related primarily to miscellaneous filing fees and accounting fees.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at December 31, 2003 and had no other significant assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit of $16,040. MNS has debts totaling $4,348 owed to its officers, directors and control shareholders and to its trade vendors for costs advanced on its behalf.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $5,000 in the fiscal year ending December 31, 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 7.   FINANCIAL STATEMENTS.

     See the index to MNS's financial statements on page 22.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

            Name               Age                      Position
            ----               ---                      --------

     Stephen M. Siedow         53         Chief Executive Officer, President and
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

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/ liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o  BIONET TECHNOLOGIES, INC., a Nevada corporation.
     o  EQUICAP, INC., a California corporation.
     o  MNS EAGLE EQUITY GROUP III, INC., a Nevada corporation.
     o  VIZARIO, INC., a Nevada corporation.

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

Item 10.  EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2003 and 2002 and through the date of this report, MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2003 and 2002 and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of MNS's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."

                                                 SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                 Annual Compensation                      Awards                 Payouts
                          --------------------------------     ---------------------------       -------
    (a)                    (b)     (c)     (d)        (e)          (f)             (g)             (h)             (i)
                                                                                Securities                         All
  Name and                                                      Restricted      Underlying         ($)            Other
  Principal                       ($)      ($)        ($)         Stock           Options          LTIP          Compen-
  Position                Year   Salary   Bonus      Other       Awards($)       & SARs(#)        Payouts        sation($)
---------------------     ----   ------   -----      -----     ------------     ----------        -------        ---------
 Stephen M. Siedow        2003  $  -0-    None        None         None            None             None           None
 Chairman, CEO,           2002  $  -0-    None        None         None            None             None           None
 President and CFO

                                                    18



     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2003 or 2002, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
---------------------------------------------------------------------------------------------------------------
   (a)                          (b)                   (c)                     (d)                    (e)
                             Number of             % of Total
                            Securities             Options/SARs
                            Underlying              Granted to
                           Options/SARs              Employees           Exercise of Base
   Name                       Granted             in Fiscal Year           Price($/Sh)          Expiration Date
-----------------          ------------           --------------          ------------          ---------------
Stephen M. Siedow              None                    N/A                    N/A                    N/A


                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     and FISCAL-YEAR-END OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------
   (a)                          (b)                   (c)                     (d)                    (e)
                                                                           Number of
                                                                           Securities             Value of
                                                                           Underlying            Unexercised
                                                                          Unexercised           In-the-Money
                                                                          Options/SARs          Options/SARs
                                                                          at FY-End (#)         at FY-End ($)

                        Shares Acquired                                   Exercisable/          Exercisable/
   Name                   on Exercise           Value Realized($)         Unexercisable         Unexercisable
------------------      ---------------         -----------------         -------------         -------------

Stephen M. Siedow            None                      N/A                    N/A                    N/A

     None of the Named Officers exercised any options or SARs during the fiscal years ended December 31, 2003 or 2002.

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

                                       19

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

       Name and Address                     Amount & Nature
        of Beneficial                        of Beneficial            Percent
           Owner                               Ownership              of Class
           -----                               ---------              --------

     *Stephen M. Siedow                         301,500 (1)             44.2%
     13047 W. Iliff Drive
     Lakewood, Colorado 80228

     John D. Brasher Jr.                        300,000 (2)             44.0%
     90 Madison Street, Suite 707
     Denver, Colorado  80206

     *All directors & officers                  301,500                 44.2%
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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003 and 2002, MNS has advanced $6,058 and $4,306, respectively to a related entity to cover its operating costs. MNS was indebted to its officers, directors and control persons for expenses advanced on its behalf in the amount of $2,665 and $869 at December 31, 2003 and 2002, respectively. MNS has no understanding with its officers, directors and shareholders, pursuant to which such persons are required to contribute capital to MNS, loan money or otherwise provide funds to MNS, although management expects that one or more of such persons may make funds available to MNS in the event of need to cover operating expenses.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 2003 or 2002. There were no transactions, or series of transactions, for the years ended December 31, 2003 or 2002, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

3.1    Certificate of Incorporation of MNS as filed with the
       Nevada Secretary of State on February 28, 1997................  2

3.4    Bylaws of MNS.................................................  2

4.1    Specimen common stock certificate.............................  2

10.1   1997 Compensatory Stock Option Plan of MNS....................  2

10.2   1997 Employee Stock Compensation Plan of MNS..................  2

31     Certification of the Chief Executive Officer, President and
       Chief Financial Officer filed pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002....................................  1

32     Certification of the Chief Executive Officer, President and
       Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.......................................................  1

            1  -   Filed herewith as an exhibit.

            2  -   Incorporated by reference to registration statement on
                   Form 10SB-12G, filed on October 22, 1999, SEC file number
                   0-27775.

     (b) Reports on Form 8-K. None were filed by MNS during the fourth quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $950 and $900, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

INDEX TO FINANCIAL STATEMENTS.

     Independent Auditor's Report........................................    F-1

     Balance Sheet as of December 31, 2003...............................    F-2

     Statements of Operations for the years ended December 31, 2003 and 2002 and for the period February 28, 1997 (inception) to
     December 31, 2003...................................................    F-3

     Statements of Changes in Stockholders' Equity for the period
     February 28,1997 (inception) to December 31, 2003...................    F-4

     Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period February 28, 1997 (inception) to
     December 31, 2003...................................................    F-5

     Notes to Financial Statements.......................................    F-6

                           Larry O'Donnell, CPA, P.C.


Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
MNS Eagle Equity Group, Inc.

I have audited the accompanying balance sheets of MNS Eagle Equity Group, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception February 28, 1997 to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group, Inc. as of December 31, 2003, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception February 28, 1997 to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.


/s/  Larry O'Donnell, CPA, P.C.
----------------------------------
     Larry O'Donnell, CPA, P.C.


February 11, 2004

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2003


                                     ASSETS


Current assets:
   Due from a related party                                            $  6,058
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                    $  1,684
   Due to an officer/stockholder                                          2,664
                                                                       --------
                                                                          4,348
                                                                       --------

Stockholders' equity:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                                      --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                                        682
   Additional paid-in capital                                            17,068
   Deficit accumulated during the development stage                     (16,040)
                                                                       --------
                                                                          1,710
                                                                       --------

Total liabilities and stockholders' equity                             $  6,058
                                                                       ========


                      See notes to the financial statements



                                 MNS EAGLE EQUITY GROUP, INC.
                                (A Development Stage Company)
                                  Statements of Operations



                                               Year             Year         Feb. 28, 1997
                                               Ended            Ended        (inception) to
                                             December 31,     December 31,     December 31,
                                                2003             2002              2003
                                              ---------        ---------        ---------
Revenues:
   Sale of investments                        $    --          $    --          $   6,865
                                              ---------        ---------        ---------

Costs and expenses:
   Amortization                                    --               --                445
   General and administrative                     1,727            1,331           22,460
                                              ---------        ---------        ---------
                                                  1,727            1,331           22,905
                                              ---------        ---------        ---------

Net loss applicable to common shareholders    $  (1,727)       $  (1,331)       $ (16,040)
                                              =========        =========        =========

Basic and diluted net loss per common share   $   (.003)       $   (.002)
                                              =========        =========

Weighted average number of common
   shares outstanding                           682,500          682,500
                                              =========        =========


                           See notes to the financial statements

                                             F-3



                                MNS EAGLE EQUITY GROUP, INC.
                                (A Development Stage Company)
                        Statements of Changes in Stockholders' Equity



                                                                                  Deficit
                                              Common Stock       Additional     Accumulated
                                          --------------------     Paid-in         from
                                           Shares      Amount      Capital       Inception
                                          --------    --------    --------       --------
Balances, February 28, 1997 (inception)       --      $   --      $   --         $   --

   Common stock issued for services,
      valued at $.10 per share             700,000         700       6,300           --

   Common stock issued for cash,
      valued at $.30 per share              25,000          25       7,475           --

   Common stock issued for cash, net
      of offering costs of $1,750            7,500           7       3,243           --

   Cancellation of common stock            (50,000)        (50)         50           --

   Net loss for the period                                                        (10,654)
                                          --------    --------    --------       --------
Balances, December 31, 1997                682,500         682      17,068        (10,654)

   Net loss                                                                        (3,247)
                                          --------    --------    --------       --------
Balances, December 31, 1998                682,500         682      17,068        (13,901)

   Net loss                                                                        (1,687)
                                          --------    --------    --------       --------
Balances, December 31, 1999                682,500         682      17,068        (15,588)

   Net income                                                                       3,997
                                          --------    --------    --------       --------
Balances, December 31, 2000                682,500         682      17,068        (11,591)

   Net loss                                                                        (1,391)
                                          --------    --------    --------       --------
Balances, December 31, 2001                682,500         682      17,068        (12,982)

   Net loss                                                                        (1,331)
                                          --------    --------    --------       --------
Balances, December 31, 2002                682,500         682      17,068        (14,313)

   Net loss                                                                        (1,727)
                                          --------    --------    --------       --------
Balances, December 31, 2003                682,500    $    682    $ 17,068       $(16,040)
                                          ========    ========    ========       ========


                           See notes to the financial statements

                                            F-4



                                          MNS EAGLE EQUITY GROUP, INC.
                                          (A Development Stage Company)
                                            Statements of Cash Flows



                                                            Year               Year            Feb. 28, 1997
                                                            Ended              Ended           (inception) to
                                                         December 31,       December 31,         December 31,
                                                             2003               2002                2003
                                                           --------           --------            --------
Cash flows from operating activities:
   Net loss                                               $ (1,727)           $ (1,331)           $(16,040)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Amortization                                            --                  --                   445
      Common stock issued for services                        --                  --                 6,300
      Changes in operating assets and liabilities:
         (Increase) decrease in amounts
         due from a related party                           (1,753)              1,945              (6,058)
         Decrease in investments                              --                    87                 175
         Increase (decrease) in accounts payable             1,684                (940)              1,684
         Increase in amounts due
         to an officer/stockholder                           1,796                 239               2,664
                                                          --------            --------            --------
      Net cash used in operating activities                   --                  --               (10,830)
                                                          --------            --------            --------

Cash flows from investing activities:
   Organization costs                                         --                  --                  (100)
                                                          --------            --------            --------
      Net cash used in investing activities                   --                  --                  (100)
                                                          --------            --------            --------

Cash flows from financing activities:
   Proceeds from sale of common stock                         --                  --                12,500
   Deferred offering costs                                    --                  --                (1,570)
                                                          --------            --------            --------
      Net cash provided by financing activities               --                  --                10,930
                                                          --------            --------            --------

Net increase (decrease) in cash                               --                  --                  --
Cash at beginning of year                                     --                  --                  --
                                                          --------            --------            --------
Cash at end of year                                       $   --              $   --              $   --
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


                              See notes to the financial statements

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

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

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2003 and 2002, the Company did not have any components of comprehensive income (loss) to report.

Net Loss Per Share
------------------

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation
------------------------

SFAS No. 123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Recently Issued Accounting Pronouncements
-----------------------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretations provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial statements.

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51. FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective February 1, 2003. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial statements.

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

There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


                                                               December 31,
                                                             2003        2002
                                                            -------     -------

Federal income tax benefit at statutory rate (15%)          $  (259)    $  (200)
State tax provision net of federal tax benefit                 --          --
Deferred income tax valuation allowance                         259         200
                                                            -------     -------
                                                            $  --       $  --
                                                            =======     =======

The Company's deferred tax assets are as follows:

Accrued expenses                                            $  --       $  --
Net operating loss carryforward                               1,461       1,202
Valuation allowance                                          (1,461)     (1,202)
                                                            -------     -------
                                                            $  --       $  --
                                                            =======     =======

At December 31, 2003, the Company has net operating loss carryforwards of $9,740 which may be available to offset future taxable income through 2023.

Note 5 - Related Party Transactions

The Company was indebted to an officer/stockholder for expenses advanced on behalf of the Company in the amount of $2,664 at December 31, 2003. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 17, 2004

                                            MNS EAGLE EQUITY GROUP, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow
                                                      Chief Executive Officer,
                                                      President, and
                                                      Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                          Title                            Date
     ----                          -----                            ----

/s/  Stephen M. Siedow       Sole Director, Chief Executive   February  17, 2004
------------------------     Officer, President, and Chief
     Stephen M. Siedow       Financial Officer