Form 10KSB
period 2004-12-31
MNS EAGLE EQUITY GROUP INC /
filed 2006-01-13
CIK 1096935

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2004

      [   ] TRANSITION REPORT UNDER THE SECTION 13 OR 15 (D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27775

                          MNS EAGLE EQUITY GROUP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                     84-1517715
      ------------------------------                      ---------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         12373 E. Cornell Avenue
          Aurora, Colorado 80014                           (303) 478-4442
 --------------------------------------              -------------------------
(Address of principal executive offices)            (Issuer's telephone number)

     Securities registered pursuant to
      Section 12(b) of the Act:               NONE

     Securities registered pursuant to
      Section 12(g) of the Act:               Common stock, $.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ] No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes [ X ] No [   ]

     The issuer's revenues for its most recent fiscal year were $-0-.

     The registrant has no shares of its common stock held by non-affiliates on November 30, 2005.

     At November 30, 2005 a total of 301,500 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                               TABLE OF CONTENTS


                                     PART I

Item 1.     Description of Business.........................................   3

Item 2.     Description of Property.........................................  11

Item 3.     Legal Proceedings...............................................  11

Item 4.     Submission of Matters to a Vote of Security Holders.............  11

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  11

Item 6.     Management's Discussion and Analysis or Plan of Operation.......  13

Item 7.     Financial Statements............................................  15

Item 8.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..........................  15

Item 8A.    Controls and Procedures.........................................  16

Item 8B.    Other Information...............................................  16

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............  16

Item 10.    Executive Compensation..........................................  19

Item 11.    Security Ownership of Certain Beneficial Owners and Management..  20

Item 12.    Certain Relationships and Related Transactions..................  21

Item 13.    Exhibits........................................................  21

Item 14.    Principal Accountant Fees and Services..........................  22

            Index to Financial Statements...................................  23

            Financial Statements............................................ F-1

            Signatures......................................................  24

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to MNS Eagle Equity Group, Inc. ("MNS" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to MNS or its management, are intended to identify forward-looking statements. These statements reflect management's current view of MNS concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that MNS is in the development stage, with no assets, and that for MNS to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. MNS's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

Item 2.     DESCRIPTION OF PROPERTY.

     MNS neither owns nor leases any real estate or other properties at the present time. MNS does not require any office space and MNS has utilized the office of its president, Mr. Stephen M. Siedow for corporate and administrative purposes. This arrangement will continue until MNS raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of MNS undoubtedly will be the same as those of the acquired company.

Item 3.     LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against MNS or any officer, director or control person of which management is aware.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2004, and no meeting of shareholders was held.

                                     PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE of the COMMON STOCK

     Not applicable.

DIVIDENDS

     MNS has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that MNS will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     MNS has one shareholder of record. MNS has 301,500 common shares issued and outstanding, of which no shares are unrestricted and not held by affiliates.

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

RECENT SALES of UNREGISTERED SECURITIES

     None

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2004, certain information with respect to MNS's compensation plans and individual compensation arrangements to which MNS is a party, if any, under which any equity securities of MNS are authorized for issuance.

                                             Number of securities     Weighted average    Number of securities
                                               to be issued upon     exercise price of    remaining available
                                                  exercise of           outstanding       for future issuance
                                             outstanding options,    options, warrants        under equity
   Plan category                              warrants and rights        and rights        compensation plans
   -------------                              -------------------        ----------        ------------------
                                                     (a)                     (b)                  (c)
   Equity compensation plans approved by
   security holders

   1997 EMPLOYEE STOCK
      COMPENSATION PLAN                              -0-                     N/A                1,000,000

   1997 COMPENSATORY STOCK
      OPTION PLAN                                    -0-                     N/A                1,500,000

   Equity compensation plans not approved
   by security holders

   NONE                                              N/A                     N/A                   N/A

   Total                                             -0-                                        2,500,000


                                       12

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

     Comparison of 2004 to 2003

     For the year ended December 31, 2004, MNS had no revenues and incurred a net loss of $7,314, as compared to a net loss of $1,727 for the year ended December 31, 2003. General and administrative expenses in 2004 related to accounting and legal fees, miscellaneous filing fees, and other miscellaneous expenses, of which approximately $3,400 were related party expenses. General and administrative expenses in 2003 related to accounting and legal fees, miscellaneous filing fees, and other miscellaneous expenses, of which approximately $1,700 were related party expenses.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at December 31, 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit of $23,354. MNS has accrued expenses totaling $5,604 of which $4,734 are owed to its officer, director and control shareholder for costs paid on behalf of the Company and $870 to trade vendors.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $5,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     MNS's current management has agreed to continue rendering services to MNS and to not demand payment of sums owed unless and until MNS completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of MNS debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to MNS by its president without charge.

     MNS will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, MNS is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. MNS believes that management members or shareholders will loan funds to MNS as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to MNS, however, and it is not certain they will always want or be financially able to do so. MNS shareholders and management members who advance money to MNS to cover operating expenses will expect to be reimbursed, either by MNS or by the company acquired, prior to or at the time of completing a combination. MNS has no intention of borrowing money to reimburse or pay salaries to any MNS officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of MNS to raise capital, although sales of securities may be necessary to obtain needed funds. MNS's current management has agreed to continue its services to MNS and to accrue sums owed for services and expenses and expect payment.

     Should existing management or shareholders refuse to advance needed funds, MNS would be forced to turn to outside parties to either loan money to MNS or buy MNS securities. There is no assurance whatsoever that MNS will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to MNS, including among others:

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

OFF-BALANCE SHEET ARRANGEMENTS

     MNS does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. The Company's most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of MNS's financial statements.

Item 7.     FINANCIAL STATEMENTS.

     See the index to MNS's financial statements on page 23.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 15, 2004, Larry O'Donnell, CPA, PC resigned as the principal accountant engaged to audit the financial statements of MNS. Larry O'Donnell, CPA, PC performed the audits of MNS's financial statements for the fiscal years ended December 31, 2003 and 2002. During these periods and the subsequent interim periods prior to his resignation, there were no disagreements with Larry O'Donnell, CPA, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Larry O'Donnell, CPA, PC's satisfaction would have caused Larry O'Donnell, CPA, PC to make reference to this subject matter of the disagreements in connection with Larry O'Donnell, CPA, PC's report. No reportable events of the type described in Item 304 (a) (1) (iv) (B) of Regulation S-B occurred during the two most recent fiscal years.

     The audit reports of Larry O'Donnell, CPA, PC for the Company's fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     On December 22, 2005, the Company engaged Comiskey & Company to audit the Company's financial statements. Prior to its engagement, MNS had not consulted with Comiskey & Company with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on MNS's financial statements; or
(iii) any matter that was either the subject of a disagreement or event, as that term is described in Item 304 (a) (1) (iv) (A) of Regulation S-B.

     The Board of Directors of the Company approved the changes described herein.

Item 8A.    CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    OTHER INFORMATION.

     None

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

           Name                Age                    Position
           ----                ---                    --------

     Stephen M. Siedow         55       Chief Executive Officer, President and
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

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/ liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

          o    Equicap, Inc., a Nevada corporation.
          o    MNS Eagle Equity Group III, Inc., a Nevada corporation.

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

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

COMMITTEES AND BOARD MEETINGS

     MNS does not have a standing audit, nominating or compensation committee or any committee performing a similar function although MNS intends to form such committees in the future after it combines with an operating entity.

NO AUDIT COMMITTEE FINANCIAL EXPERT

     MNS does not have any audit committee financial expert serving on its board of directors. MNS currently is a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, MNS has no capital resources and very little business or financial activity. Therefore, MNS can not afford to retain a qualified audit committee financial expert, nor does its business or financial activities currently require the retention of such an expert.

CODE OF ETHICS

     On May 6, 2004, MNS's board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. MNS has filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

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

Item 10.    EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2004 and 2003 and through the date of this report, MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2004 and 2003 and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of MNS's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2004, 2003 and 2002.

                                                       Long-Term Compensation
                                                      ------------------------
                           Annual Compensation                 Awards             Payouts
                      -----------------------------   ------------------------    -------
      (a)             (b)     (c)      (d)     (e)       (f)            (g)         (h)        (i)
                                                                    Securities
  Name and                                            Restricted    Underlying      ($)      All Other
  Principal                   ($)      ($)     ($)       Stock        Options      LTIP       Compen-
  Position            Year   Salary   Bonus   Other    Awards($)     & SARs(#)    Payouts    sation($)
  --------            ----   ------   -----   -----    ---------     ---------    -------    ---------
Stephen M. Siedow     2004   $ -0-    None    None       None          None        None        $ -0-
 Chairman, CEO,       2003   $ -0-    None    None       None          None        None        $ -0-
 President and CFO    2002   $ -0-    None    None       None          None        None        $ -0-

OPTION/SAR GRANTS

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2004, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2004.

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

        Name and Address             Amount & Nature
         of Beneficial                of Beneficial                   Percent
             Owner                      Ownership                     of Class
             -----                      ---------                     --------

     *Stephen M. Siedow                  301,500                       100.0%
      12373 E. Cornell Avenue
      Aurora, Colorado 80014

     *All directors & officers           301,500                       100.0%
      as a group (1 person)

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

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2004 and 2003, MNS incurred corporate, administrative and accounting fees of approximately $3,400 and $1,700 for services performed by the Company's president and for expenses paid by the president on behalf of MNS. MNS has a payable to its president in the amount of $4,734 and $1,332 at December 31, 2004 and 2003, respectively. At the present time, the Company does not require any office space and MNS uses the office of its president for corporate and administrative purposes.

     On August 23, 2005, the Company purchased from nine shareholders 352,500 shares of its $.001 par value common stock for $705 or $.002 per share. On September 27, 2005, the Company purchased from four shareholders 28,500 shares of its $.001 par value common stock for $57 or $.002 per share. These shares were cancelled by the Company. The Company's president advanced the necessary funds to complete the stock purchases.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 2004 or 2003. There were no transactions, or series of transactions, for the years ended December 31, 2004 or 2003, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.4       Bylaws of MNS................................................. 2

     4.1       Specimen common stock certificate............................. 2

     10.1      1997 Compensatory Stock Option Plan of MNS.................... 2

     10.2      1997 Employee Stock Compensation Plan of MNS.................. 2

     14        Code of Ethics................................................ 1

     31        Certification of the Chief Executive Officer, President
               and Chief Financial Officer filed pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002......................... 1

     32        Certification of the Chief Executive Officer, President
               and Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.................................... 1

               1 - Filed herewith as an exhibit.

               2 - Incorporated by reference to registration statement on Form
                   10SB-12G, filed on October 22, 1999, SEC file number 0-27775.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $-0- and $870, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     None

ALL OTHER FEES

     None

PRE-APPROVAL POLICIES AND PROCEDURES

     On May 6, 2004 MNS's board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under
Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for MNS by its independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized MNS's independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2004 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005 at which time additional pre-approvals for any additional services to be performed by MNS's auditors would be sought from the Board. MNS's board of directors also appointed and authorized Stephen M. Siedow to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for MNS by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Registered Public Accounting Firms......... F-1 - F-2

     Balance Sheet as of December 31, 2004............................    F-3

     Statements of Operations for the years ended December 31, 2004 and 2003 and for the period February 28, 1997 (inception)
        to December 31, 2004..........................................    F-4

     Statements of Changes in Stockholders' Deficit for the period
        February 28, 1997 (inception) to December 31, 2004............    F-5

     Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period February 28, 1997 (inception)
        to December 31, 2004..........................................    F-6

     Notes to Financial Statements ...................................    F-7

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 4, 2006

                                      MNS EAGLE EQUITY GROUP, INC.

                                      By: /s/ Stephen M. Siedow
                                          --------------------------------------
                                              Stephen M. Siedow, Chief Executive
                                              Officer, President, and Chief
                                              Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                            Title                        Date
        ----                            -----                        ----

/s/ Stephen M. Siedow       Sole Director, Chief Executive       January 4, 2006
---------------------       Officer, President, and Chief
Stephen M. Siedow           Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MNS Eagle Equity Group, Inc.

We have audited the accompanying balance sheets of MNS Eagle Equity Group, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended and for the period from inception February 28, 1997 to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from inception February 28, 1997 to December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.


                                           COMISKEY & COMPANY
Denver, Colorado
December 30, 2005                          PROFESSIONAL CORPORATION

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
MNS Eagle Equity Group, Inc.

I have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows of MNS Eagle Equity Group, Inc. for year ended December 31, 2003 and for the period from inception February 28, 1997 to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MNS Eagle Equity Group, Inc. for the year ended December 31, 2003 and for the period from inception February 28, 1997 to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.



Larry O'Donnell, CPA, P.C.

February 11, 2004

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004



                                     ASSETS


Total assets                                                           $   --
                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                    $    870
   Due to an officer/stockholder                                          4,734
                                                                       --------
                                                                          5,604

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                                        682
   Additional paid-in capital                                            17,068
   Deficit accumulated during the development stage                     (23,354)
                                                                       --------
                                                                         (5,604)
                                                                       --------

Total liabilities and stockholders' deficit                            $   --
                                                                       ========

                      See notes to the financial statements



                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                      Feb. 28, 1997
                                                                      (inception) to
                                              Year ended December 31,  December 31,
                                                 2004         2003         2004
                                              ---------    ---------    ---------
Revenues:
   Sale of investments                        $            $            $   6,865
                                              ---------    ---------    ---------

Costs and expenses:
   Amortization                                                               445
   General and administrative                     7,314        1,727       29,774
                                              ---------    ---------    ---------
                                                  7,314        1,727       30,219
                                              ---------    ---------    ---------

Net loss applicable to common shareholders    $  (7,314)   $  (1,727)   $ (23,354)
                                              =========    =========    =========

Basic and diluted net loss per common share   $    (.01)   $      **
                                              =========    =========

Weighted average number of common
   shares outstanding                           682,500      682,500
                                              =========    =========

** Less than $(.01) per share.


                      See notes to the financial statements



                                         MNS EAGLE EQUITY GROUP, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Deficit



                                                                                              Deficit
                                                     Common Stock           Additional      Accumulated
                                              ------------------------        Paid-in           from
                                               Shares          Amount         Capital        Inception
                                              --------        --------        --------       ---------

Balances, February 28, 1997 (inception)           --          $   --          $   --          $   --
   Common stock issued for services,
      valued at $.10 per share                 700,000             700           6,300
   Common stock issued for cash,
      valued at $.30 per share                  25,000              25           7,475
   Common stock issued for cash, net
      of offering costs of $1,750                7,500               7           3,243
   Cancellation of common stock                (50,000)            (50)             50
   Net loss for the period                                                                     (10,654)
                                              --------        --------        --------        --------
Balances, December 31, 1997                    682,500             682          17,068         (10,654)
   Net loss                                                                                     (3,247)
                                              --------        --------        --------        --------
Balances, December 31, 1998                    682,500             682          17,068         (13,901)
   Net loss                                                                                     (1,687)
                                              --------        --------        --------        --------
Balances, December 31, 1999                    682,500             682          17,068         (15,588)
   Net income                                                                                    3,997
                                              --------        --------        --------        --------
Balances, December 31, 2000                    682,500             682          17,068         (11,591)
   Net loss                                                                                     (1,391)
                                              --------        --------        --------        --------
Balances, December 31, 2001                    682,500             682          17,068         (12,982)
   Net loss                                                                                     (1,331)
                                              --------        --------        --------        --------
Balances, December 31, 2002                    682,500             682          17,068         (14,313)
   Net loss                                                                                     (1,727)
                                              --------        --------        --------        --------
Balances, December 31, 2003                    682,500             682          17,068         (16,040)
   Net loss                                                                                     (7,314)
                                              --------        --------        --------        --------
Balances, December 31, 2004                    682,500        $    682        $ 17,068        $(23,354)
                                              ========        ========        ========        ========


                                     See notes to the financial statements



                                     MNS EAGLE EQUITY GROUP, INC.
                                     (A Development Stage Company)
                                       Statements of Cash Flows


                                                                                               Feb. 28, 1997
                                                                                               (inception) to
                                                                       Year ended December 31,  December 31,
                                                                           2004        2003        2004
                                                                         --------    --------    --------

Cash flows from operating activities:
   Net loss                                                              $ (7,314)   $ (1,727)   $(23,354)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                                                                     445
     Common stock issued for services                                                               6,300
     Changes in operating assets and liabilities:
     Decrease (increase) in amounts
       due from a related party                                             6,058      (1,753)       --
     Decrease in investments                                                                          175
     (Decrease) increase in accounts payable                                 (814)      1,684         870
     Increase in amounts due to officer/stockholder                         2,070       1,796       4,734
                                                                         --------    --------    --------
       Net cash used in operating activities                                 --          --       (10,830)
                                                                         --------    --------    --------

Cash flows from investing activities:
   Organization costs                                                                                (100)
                                                                         --------    --------    --------
       Net cash used in investing activities                                 --          --          (100)
                                                                         --------    --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                              12,500
   Deferred offering costs                                                                         (1,570)
                                                                         --------    --------    --------
       Net cash provided by financing activities                             --          --        10,930
                                                                         --------    --------    --------

Net increase (decrease) in cash                                              --          --          --
Cash at beginning of year                                                    --          --          --
                                                                         --------    --------    --------
Cash at end of year                                                      $   --      $   --      $   --
                                                                         ========    ========    ========



Supplemental disclosure of noncash investing and
   financing activities:
   Common stock issued for organizational costs                                                  $    345
                                                                                                 ========
   Common stock issued for deferred offering costs                                               $    770
                                                                                                 ========
   Common stock issued for services                                                              $  6,300
                                                                                                 ========

                                 See notes to the financial statements

                                                  F-6

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



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

Investments
-----------

Investments are carried at cost.

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

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

During the years ended December 31, 2004 and 2003, there were no stock options granted or outstanding.

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2004. Therefore, the initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

Note 2 - Investments

The Company sold its investments in MNS Eagle Equity Group I, Inc. and MNS Eagle Equity Group II, Inc. during fiscal year 2000. Revenues have been recorded net of all related costs.

On August 14, 2002, the Company surrendered 34,916 shares of MNS Eagle Equity Group III, Inc. and MNS Eagle Equity Group IV, Inc. to these respective companies for no consideration. These shares were subsequently cancelled. Each of these corporations had similar stockholders as the Company. The Company will in certain instances advance funds to these entities to cover their operating costs. Such advances were recorded as receivables. In September 2004, the Company wrote-off as uncollectible a $3,884 receivable, and the balance was recorded as a reduction in the payable to the stockholder.

Note 3 - Stockholders' Deficit

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

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



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

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



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

Note 4 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2004 and 2003. The expected income tax benefit for the years ended December 31, 2004 and 2003 is approximately $1,100 and $300, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $17,100 at December 31, 2004 are available to offset future taxable income, if any, and expire in 2024. This results in a net deferred tax asset of approximately $2,600 at December 31, 2004. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003



Note 5 - Related Party Transactions

During 2004 and 2003, the Company incurred corporate, administrative and accounting fees of approximately $3,400 and $1,700 for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $4,734 at December 31, 2004. At the present time, the Company does not require any office space and the Company uses the office of its president for corporate and administrative purposes.

General and administrative expense includes $3,884 in costs previously incurred on behalf of MNS Eagle Equity Group III, Inc. by the Company for which management expects no repayment. These amounts were charged to expense in September 2004.

Note 6 - Subsequent Events

On August 23, 2005, the Company purchased from nine shareholders 352,500 shares of its $.001 par value common stock for $705 or $.002 per share. On September 27, 2005, the Company purchased from four shareholders 28,500 shares of its $.001 par value common stock for $57 or $.002 per share. These shares were cancelled by the Company. The Company's president advanced the necessary funds to complete the stock purchases.