Form 10QSB
period 2005-03-31
MNS EAGLE EQUITY GROUP INC /
filed 2006-01-18
CIK 1096935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

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

                                 (303) 478-4442
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ X ] No [   ]


State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 301,500 shares outstanding at November 30, 2005.


Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

================================================================================

                                TABLE OF CONTENTS


          PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet (Unaudited) as of March 31, 2005...................   3

          Statements of Operations (Unaudited) for the three
             months ended March 31, 2005 and 2004 and for the
             period February 28, 1997 (inception) to March 31, 2005........   4

          Statements of Cash Flows (Unaudited) for the three
             months ended March 31, 2005 and 2004 and for the
             period February 28, 1997 (inception) to March 31, 2005........   5

          Notes to Financial Statements (Unaudited)........................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation........   7

Item 3.   Controls and Procedures..........................................   10

          PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................   10

          Signatures.......................................................   11

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                            Balance Sheet (Unaudited)
                                 March 31, 2005



                                     ASSETS


Total assets                                                           $   --
                                                                       ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                    $  1,110
   Due to an officer/stockholder                                          6,922
                                                                       --------
                                                                          8,032

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                                        682
   Additional paid-in capital                                            17,068
   Deficit accumulated during the development stage                     (25,782)
                                                                       --------
                                                                         (8,032)
                                                                       --------

Total liabilities and stockholders' deficit                            $   --
                                                                       ========


                       See notes to financial statements.



                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)



                                                                      Feb. 28, 1997
                                                Three Months Ended   (inception) to
                                                    March 31,          March 31,
                                              ----------------------   ----------
                                                2005         2004         2005
                                              ---------    ---------    ---------
Revenues:
   Sale of investments                        $            $            $   6,865
                                              ---------    ---------    ---------

Costs and expenses:
   Amortization                                                               445
   General and administrative                     2,428        1,418       32,202
                                              ---------    ---------    ---------
                                                  2,428        1,418       32,647
                                              ---------    ---------    ---------

Net loss applicable to common shareholders    $  (2,428)   $  (1,418)   $ (25,782)
                                              =========    =========    =========

Basic and diluted net loss per common share   $      **    $      **
                                              =========    =========

Weighted average number of common
   shares outstanding                           682,500      682,500
                                              =========    =========


** Less than $(.01) per share


                       See notes to financial statements.



                                     MNS EAGLE EQUITY GROUP, INC.
                                     (A Development Stage Company)
                                 Statements of Cash Flows (Unaudited)




                                                                                              Feb. 28, 1997
                                                                   Three Months Ended        (inception) to
                                                                        March 31,               March 31,
                                                                 ------------------------       ---------
                                                                   2005            2004            2005
                                                                 --------        --------        --------

Cash flows from operating activities:
   Net loss                                                      $ (2,428)       $ (1,418)       $(25,782)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization                                                                                     445
     Common stock issued for services                                                               6,300
     Changes in operating assets and liabilities:
     Decrease (increase) in amounts
       due from a related party                                                    (1,481)           --
     Decrease in investments                                                                          175
     Increase in accounts payable                                     240             825           1,110
     Increase in amounts due to officer/stockholder                 2,188           2,074           6,922
                                                                 --------        --------        --------
       Net cash used in operating activities                         --              --           (10,830)
                                                                 --------        --------        --------

Cash flows from investing activities:
   Organization costs                                                                                (100)
                                                                 --------        --------        --------
       Net cash used in investing activities                         --              --              (100)
                                                                 --------        --------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock                                                              12,500
   Deferred offering costs                                                                         (1,570)
                                                                 --------        --------        --------
       Net cash provided by financing activities                     --              --            10,903
                                                                 --------        --------        --------

Net increase (decrease) in cash                                      --              --              --
Cash at beginning of year                                            --              --              --
                                                                 --------        --------        --------
Cash at end of year                                              $   --          $   --          $   --
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
                                                                                                 ========


                                  See notes to financial statements.

                                                   5

                          MNS EAGLE EQUITY GROUP, INC.
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)



Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Note 2 - Related party transactions

During the three-month periods ended March 31, 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $2,200 and $600, respectively, for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $6,922 at March 31, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

Note 3 - Subsequent events

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

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to MNS Eagle Equity Group, Inc. ("MNS" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to MNS or its management, are intended to identify forward-looking statements. These statements reflect management's current view of MNS concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that MNS has no assets, and that for MNS to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. MNS's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

PLAN of OPERATION

     MNS is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of MNS will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for MNS's shareholders. For further information on MNS's plan of operation and business, please consult MNS's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2005 - During the quarter ended March 31, 2005, MNS incurred a net loss of $2,428. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $2,200 were related party expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2004 - During the quarter ended March 31, 2004, MNS incurred a net loss of $1,418. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $600 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     MNS had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, MNS has accumulated a deficit of $25,782.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $10,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Item 3.     Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

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


DATE:  January 4, 2006


                             MNS EAGLE EQUITY GROUP, INC.

                             By: /s/ Stephen M. Siedow
                                 -----------------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President and Chief Financial Officer