Form 10-Q
period 2006-03-31
American Development & Investment Fund, Inc.
filed 2006-05-15
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 2006
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00721

                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
          (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517721
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

     P.O. Box 339, Cocoa, FL                                 32923-0339
(Address of Principal Executive Offices)                     (Zip Code)

                            (321)-433-3860
             (Registrant Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [x ]   No  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer
(as defined by Rule 12b-2 of the Act).                   Yes [  ]   No  [x ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [x ]

	The number of shares of the Registrant?s Common Stock, $0.001 par value, outstanding as of March 31, 2006 was 30,150,000 shares.











                            TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2006 and December 31, 2005                 F-1
Schedule of Investments as of March 31, 2006                              F-2
Statements of Operations for the three-month periods ended
    March 31, 2006 and 2005              				              F-3
Statements of Cash Flows for the three-month periods ended

    March 31, 2006 and 2005                                               F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        11

Item 4.  Controls and Procedures                                           12

PART II.  OTHER INFORMATION                                                13

Item 1.  Legal Proceedings                                                 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       13

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

         Signatures                                                        15



















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                      AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                    BALANCE SHEETS
                                              March 31,         December 31,
                                                2006	               2005
                                            (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        28,580       $          -
                                              ------------       ------------
     Total Current Assets                          28,580                  -
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $        28,580                  -
                                              ============       ============
Liabilities and Stockholders
    Equity (Deficit)
    Accounts payable                      $           450        $         -
    Due to officer/stockholder                          -             21,268
                                               ------------      ------------
     Total Short term Liabilities                     450             21,268

    Long term Liabilities:                             -                  -
                                               ------------     -------------
Total Liabilities                                     450             21,268
                                               ------------     -------------
Commitments and contingencies

Stockholders' Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,150,000 shares at
    March 31, 2006 and December 31, 2005            30,150               301
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    March 31, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                        45,838            16,687
  Accumulated deficit                              (48,858)          (38,256)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):               28,130           (21,268)
                                                ------------     ------------
  Total Liabilities and
    Stockholders  Equity (Deficit):          $      28,580       $         -
                                                ============     ============
Net Asset value per common share             $        0.00       $     (0.00)


The accompanying notes are an integral part of these financial statements.
                                     F-1

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2006

     Portfolio        Industry     Amount      Cost     Fair       % of
    Investments                   or Number             Value    Net assets
-------------------  ---------  -----------  -------- ---------  -----------
        --               --         --       $   -    $    -          -

                                             -------- ---------  -----------
Total                                        $   -    $    -          -
                                             ======== =========  ===========











































The accompanying notes are an integral part of these financial statements.

                                     F-2
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                          For the three
                                           months ended
                                   March 31, 2006  March 31, 2005
                                     (unaudited)     (unaudited)
                                   --------------   --------------
Investment income:
  Interest income                  $          -     $           -
  Dividend income                             -                 -
  Other income                                -                 -
                                     -----------      ------------
Total income                                  -                 -

Operating expenses:
   Investment advisory fees
      Base fee                                -                 -
      Incentive fee                           -                 -
      Capital gains fee                       -                 -
                                      -----------      ------------
   Total investment advisory
      fees                                    -                 -
   General and administrative
      expenses                           10,602             2,427
                                      -----------      ------------
Total operating costs                    10,602             2,427
                                      -----------      ------------
Net investment loss                     (10,602)           (2,247)
                                      -----------      ------------
Net realized income (loss) from
   disposal of investments                    -                -
Net unrealized appreciation
   (depreciation) in investments              -                -
                                      -----------      ------------
Net loss                            $   (10,602)    $      (2,247)
                                      ===========      ============
Basic and diluted net loss per
   common share resulting from
   operations                       $     (0.00)    $       (0.00)
                                      ===========      ============


Weighted number of common shares
    outstanding-basic                  30,150,000       30,150,000
                                      ===========       ===========
Weighted number of common shares
    outstanding-diluted                31,500,000       30,150,000
                                      ===========       ===========





         The accompanying notes are an integral part of these financial statements.
                                     F-3
              AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                       STATEMENT OF CASH FLOWS
                  MARCH 31, 2006 and March 31, 2005
                               (unaudited)

                                                 For the three
                                                  months ended
                                          March 31, 2006    March 31, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:
Net loss from operations                 $     (10,602)     $      (2,427)
Adjustments to reconcile loss from
    operations to net cash used in
    operating activities:
    Increase in accounts payable                   450                240
    Decrease in amounts due
        To officer/stockholder                 (21,268)             2,187
                                            ------------         -----------
Net cash used in operating activities          (31,420)                 -

Cash flow from financing activities:
Net proceeds from issuance of preferred
    Stock                                       60,000                  -
                                            ------------         -----------
Net increase in cash                            28,580                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $     28,580        $         -
                                            ============          ===========



















The accompanying notes are an integral part of these financial statements.






                                     F-4
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                (unaudited)


Note 1. Organization and Interim Financial Statements


American Development & Investment Fund, Inc. (American
Development & Investment Fund or the Company), a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that has filed an election to be treated as a business development company (BDC) under the Investment
Company Act of 1940, (the 1940 Act) in March 2006.  The
Company has not yet undertaken its initial portfolio investment and has not yet raised capital for its investment activities.
Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets (including the amount of any borrowings for investment purposes) in the portfolio companies in emerging growth markets. At March 31, 2006, the Company had no net assets invested in any portfolio companies and had just changed its business model and elected to be treated as a BDC. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2005.












                                   F-5
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements
        (continued)

Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. Information presented for the quarter ended March
31, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until March, 2006.

In March 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The following are significant accounting policies consistently applied by the Company:

Investments:
(a) Security transactions are recorded on a trade-date basis.

(b) Valuation:

(1) Investments for which market quotations are readily available are valued at such market quotations.











                          F-6



                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

(2) Short-term investments which mature in 60 days or less, such as U.S. Treasury bills, are valued at amortized cost, which approximates market value. The amortized cost method involves valuing a security at its cost on the date of purchase and thereafter assuming a constant amortization to maturity of the difference between the principal amount due at maturity and cost. Short-term securities which mature in more than 60 days are valued at current market quotations by an independent pricing service or at the mean between the bid and ask prices obtained from at least two brokers or dealers (if available, or otherwise by a principal market maker or a primary market dealer). Investments in money market mutual funds are valued at their net asset value as of the close of business on the day of valuation.



(3) It is expected that most of the investments in the Company?s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.



The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company?s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.








                           F-7

               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as management?s valuation recommendations and the recommendations of the Investment Committee.

Management and the independent valuation firm will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and management?s valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various weights valuation as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit
Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

(c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e) Dividend income is recorded on the ex-dividend date.

(f) Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are accreted into income over the term of the loan.

Federal and State Income Taxes:

The Company has not elected to be treated as a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the
Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least
90% of its investment company taxable income to shareholders,










                             F-8
               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2006, the Company has approximately $49,000 in net operating loss carryforwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carryforwards as realization of the asset is not assured. The net operating loss carryforwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management?s estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed distributed at least annually as part of any distribution determination.
Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2006, the Company did not have any consolidated subsidiaries.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities











                            F-9
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

Note 3. Portfolio Investments (Continued)

of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development & Investment Advisors LLC (the
Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the Company?s board of directors, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American
Development & Investment Advisors, LLC is owned equally by
Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our majority Common Stockholder and the holder of our Class A
Convertible Preferred shares. Mr. Mayblum also serves as a director of the Company.

For providing these services, the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the Company?s gross assets (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

Under the terms of the Agreement, the Base Management Fee will not be lower than $25,000 per month for the first two years of











                             F-10
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

the term of the Agreement; however, the Investment Advisor has agreed with the Company to eliminate the minimum fee, and the Company is in the process of amending the Agreement accordingly.
No investment advisory fees have been accrued for the quarter ended March 31, 2006.

Managerial Assistance

As a business development company, we will offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders? Equity.

The following table reflects the changes in the Company?s stockholders? equity (deficit) from December 31, 2005 to March
31, 2006:

<TABLE
                                                 Additional
                            Shares            Par Value        Paid-in   Accumulated
                       Common    Preferred Common    Preferred  Capital     Deficit    Total
                      --------- --------- ---------  ---------  --------   --------  --------


Balance at
  December 31, 2005    301,500       -   $     301  $    -    $ 16,687    $(38,256) $ (21,268)
                    =========== ========= =========  =========  ========  =========   ========
Stock split
  (100 for 1)       30,150,000       -      29,849       -     (29,849)           -        -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000            -    60,000
Net loss                     -       -           -       -           -      (10,602)  (10,602)
                    ----------- --------- ---------  ---------  --------   --------- --------
Balance at


  March 31, 2006     30,150,000 1,000,000 $ 30,150   $  1,000 $ 45,838     $(48,858) $ 28,130


                              F-11

                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

Note 6.  Development Stage Company.

The Company was a development stage company from its inception at February 28, 1997 through the filing of its Form 10-KSB report for the calendar year ended December 31, 2005, and, therefore, as a small business issuer, was subject to the requirement of Rule 310 under SEC Regulation S-B that it provide cumulative financial information from inception in its periodic filings with the SEC. The Company filed an election with the SEC in March, 2006 to be treated as a business development company under the Investment Company Act of 1940 and, as a result, is no longer a small business issuer under Regulation S-
B. However, since it has not yet raised significant capital for its operations as a business development company and has not yet made its first portfolio investment, the Company has elected to provide the cumulative financial information required of a development stage company, which is provided below.

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                      Statements of Operations
	                           	                    February. 28, 1997
	                                                    (inception) to
                                		                March 31, 2006
Revenues:
   Sale of investments                                     $        6,865

Costs and expenses:
   Amortization		   	                             $ 	    445
   General and administrative			                         55,005
                                                                -----------
Net loss applicable to common shareholders	           $      (48,858)

Basic and diluted net loss per common share	           $           **

Weighted average number of common
   shares outstanding-basic	                                 30,150,000
                                                               ===========
Weighted average number of common
   shares outstanding-diluted                                  31,500,000
                                                               ===========
** Less than $(.01) per share.

                             F-12

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

NOTE 6.       DEVELOPMENT STAGE COMPANY (Continued)

                     Statements of Changes in Stockholders? Deficit
                                                                    Deficit
           							   Additional     Accumulated
	  	                    Common Stock        Paid-in		   from
                              Shares     Amount	    Capital		 Inception
                            -------------------------------------------------
Balances, February 28, 1997
    (inception)		      $     --  	$	--  	$	--  	$	--
 Common stock issued for services
    valued at $0.10 per share   700,000         700       6,300
 Common stock issued for cash,
    valued at $.030 per share	   25,000  		 25  	    7,475
 Common stock issued for cash,
    net of offering costs of
    $1,750                        7,500  	        7  	    3,243
 Cancellation of common stock	  (50,000)	      (50)		 50
	Net loss for the period	  	  	  	  	  	  	   (10,654)
                              -----------------------------------------------
Balances, December 31, 1997	  682,500  		682  	    17,068     (10,654)
     Net loss	  	  	  	  	  	  	  	          (3,247)
                              -----------------------------------------------
Balances, December 31, 1998	  682,500  		682       17,068     (13,901)
	Net loss	  	  	  	  	  	  	  	          (1,687)
                              -----------------------------------------------
Balances, December 31, 1999	  682,500  		682  	    17,068     (15,588)
	Net loss	  	  	  	  	  	  	  	           3,997
                              -----------------------------------------------
Balances, December 31, 2000	  682,500  		682  	    17,068     (11,591)
      Net loss	  	  	  	  	  	  	  	          (1,391)
                              -----------------------------------------------
Balances, December 31, 2001	  682,500  		682  	    17,068     (12,982)
   	Net loss	  	  	  	  	  	  	  	          (1,331)
                              -----------------------------------------------
Balances, December 31, 2002	  647,584  		682  	    17,068     (14,313)
	Net loss	  	  	  	  	  	  	  	          (1,727)
                              -----------------------------------------------
Balances, December 31, 2003	  647,584  		682  	    17,068     (16,040)
	Net loss	  	  	  	  	  	  	  	          (7,314)
                              -----------------------------------------------
Balances, December 31, 2004	 647,584  		682  	    17,068 	   (23,354)
	Share repurchase 		(381,000)	     (381)	      (381)
  	Net loss	  	  	  	  	  	  	  	         (14,902)
                              -----------------------------------------------
Balances, December 31, 2005	 301,500  	$	301  	$   16,687 	$  (38,256)
                              ===============================================

                                         F-13
                     AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

NOTE 6.       DEVELOPMENT STAGE COMPANY (Continued)
<TABLE
                                                 Additional     Deficit
                            Shares            Par Value        Paid-in    Accumulated
                       Common    Preferred Common    Preferred  Capital  from Inception
                      --------- --------- ---------  ---------  -------- --------------
Balance at
  December 31, 2005    301,500       -   $     301  $    -    $ 16,687    $(38,256)
                    =========== ========= =========  =========  ========  =========
Stock split
  (100 for 1)       30,150,000       -      29,849       -     (29,849)           -
Issuance of
  convertible
  preferred stock            -  1,000,000        -      1,000   59,000            -
Net loss                     -       -           -       -           -      (10,602)
                    ----------- --------- ---------  ---------  --------   ---------
Balance at
  March 31, 2006     28,468,900 1,000,000 $ 30,150   $  1,000 $ 45,838     $(48,858)

                              Statements of Cash Flows

                                               	         Feb. 28, 1997
	                                                  (inception) to
                                       	              March 31, 2006

Cash flows from operating activities:
    Net loss	                                  $	          (48,858)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
		Amortization		                                445
		Common stock issued for services                      6,300
    Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	                          450
      Decrease in investments                                       175
		                                                    --------
Net cash used in operating activities	                      (41,488)

Cash flows from investing activities:
  Organization costs	  	                                     (100)
                                                                ---------
Nash used in investing activities                        	       (100)

Cash flows from financing activities:
  Proceeds from sale of common stock	    	                  12,500
  Proceeds from sale of preferred stock                           60,000
  Share repurchase	  	                                      (762)
  Deferred offering costs	  	                              (1,570)
                                                                ----------
Net cash provided by financing activities	              	      70,168

Net increase (decrease) in cash                                   28,580
Cash at inception        	                   	                --
                                                                 ---------
Cash at end of period                                             28,580
                                                                 =========

                                  F-14

                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MARCH 33, 2006
                               (unaudited)

NOTE 6.       DEVELOPMENT STAGE COMPANY (Continued)

Supplemental disclosure of noncash investing and
	financing activities:
	Common stock issued for services                     $    6,300
	Common stock issued for organizational costs	     $	345
	Common stock issued for deferred offering costs	     $	770






















                             F-15


Item 2. Management?s Discussion and Analysis of Financial
Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the ?SEC?, reports filed before this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this quarterly report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this quarterly report involve risks and uncertainties.

We use words such as ?anticipates,? ?believes,? ?expects,? ?future,? ?intends? and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.













                                -3-
Overview

The Company was incorporated under the Nevada General
Corporation Law in February 1997 as MNS Eagle Equity Group,
Inc., and was a development stage company through the end of 2005, and until the Company changed its business model with the election to be treated as a business development company on March 20, 2006. On March 8, 2006, the Company changed its corporate name to American Development & Investment Fund, Inc., to reflect its new business model and plan.

On March 16, 2006, our then sole shareholder sold 301,500 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 286,500 common shares, representing 95 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, and 15,000 shares were purchased by Peachtree Consultants, LLC, an unrelated party. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective March 16, 2006 after appointing David Dallow, David Brant, Adam Mayblum, John Kelly and Robert Hipple as the directors of the Company, to serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group, Inc. to American Development & Investment Fund, Inc. by the filing of an amendment to the Articles of Incorporation with the State of
Nevada on March 8, 2006.   The Company also filed an election to
be treated as a Business Development Company under the Investment Company Act of 1940 by filing a Form 54-A with the SEC on March 20, 2006.

On March 20, 2006, the Company filed a Certificate of Designations for Class A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for initial working capital. The new Class A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the











                                   -4-

time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Class A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Class A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. The conversion of the Class A Convertible Preferred into Common stock of the Company is illustrated by the following table:

                     Class A Convertible
                       Preferred Shares

                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio  Common Shares     Converted       Value of
     Price         (1/per share price) on conversion   of Common Stock   preferred
------------------ ----------------    --------------- --------------- ---------------
0.0001                10,000.00        10,000,000,000     15,000,000    $    1,500
0.0003                 3,333.33         3,333,333,333     15,000,000         4,500
0.0007                 1,428.57         1,428,571,429     15,000,000        10,500
0.0014                   714.29           714,285,714     15,000,000        21,000
0.0021                   476.19           476,190,476     15,000,000        31,500
0.0042                   238.10           238,095,238     15,000,000        63,000
0.0050                   200.00           200,000,000     15,000,000        75,000
0.0075                   133.33           133,333,333     15,000,000       112,500
0.0100                   100.00           100,000,000     15,000,000       150,000
0.1000                    10.00            10,000,000     10,000,000     1,000,000
0.5000                     2.00             2,000,000      2,000,000     1,000,000
0.7500                     1.33             1,333,333      1,333,333     1,000,000
1.0000                     1.00             1,000,000      1,000,000     1,000,000

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in March, 2006, the shares were purchased for the equivalent of $0.0007 per share in an arm?s length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class A Common Stock to realize a conversion value -5-
in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 6 times, to $0.0042 per share.

The Company is in the process of amending the Certificate of Designations for the Class A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, with the consent of the holder of the shares, Enterprise Partners, LLC. The proposed amendments, which are listed below, are designed to insure that the Class A Convertible Preferred Stock meets the requirements of a senior security, as defined in Section 18(g) of the 1940 Act and that the Class A Convertible Preferred Stock meets the requirements of Section 18, as made applicable to a business development company by Section 61 of the 1940 Act. The proposed changes are:

1.	Section 4 of the existing Certificate of Designation will be modified to provide that the Class A Convertible Preferred will have a dividend preference equal to the amount of dividend payable if the outstanding preferred stock had been converted to common stock, and that this dividend must be paid before any dividend is paid on the common stock. This will clarify the status of the Class A Convertible Preferred as a senior security under Section 18(g).

2.	Section 4 of the existing Certificate of Designation also will be modified to provide that the Class A Convertible Preferred will have a protective provision prohibiting the declaration of a dividend on the common stock, in the terms provided by Section
18(a)(2)(B)of the 1940 Act, to maintain the required 200 percent asset coverage for the preferred stock.

3.	Section 5 of the existing Certificate of Designation will be modified to provide that the Class A Convertible Preferred Stock will have a liquidation preference equal to the par value per share of each share outstanding, and that, thereafter, the preferred stock will share in any further liquidation distribution on a par with the common stock, as if the outstanding preferred stock has been converted to common stock.
This again will clarify the status of the Class A Convertible
Preferred as a senior security under Section 18(g)of the 1940
Act.

4.	A provision will be added to the Certificate of Designations entitling the holders of the Class A Preferred Stock to elect two directors, voting as a class, as provided in Section
18(a)(2)(C)of the 1940 Act.



                                      -6-
These proposed changes will be submitted for approval by the shareholders of the Company at the annual meeting of shareholders
to be held as soon as possible after the filing of this 10-Q report.

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of its outstanding common shares. As a result of the forward split, there are now 30,150,000 common shares outstanding.

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in ?qualifying assets,? including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in alternative energy companies.

We intend to invest in companies in emerging markets and industries, most of which will have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero.

As of March 31, 2006, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit
Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

A comparison of the current quarter results to the quarter ended
March 31, 2005 is not meaningful, as we had not then made the














                                   -7-
election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.

Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2006 and for the twelve months ended December 31, 2005:
                               For the          For the
                             three months    twelve months
                                ended            ended
                            March 31, 2006  December 31, 2005
                           ---------------- -----------------
Per share date (1)
Net asset value at
    beginning of period    $    (0.00074)   $    (0.00020)
Proceeds from preferred
    stock                        0.00210              -
Net investment income           (0.00071)        (0.00054)
Net unrealized appreciation         -                 -
                             -------------    --------------
Net asset value at end of
    period                 $     0.00065    $    (0.00074)


(1) Financial highlights as of March 31, 2006 and December 31, 2005 are based on 30,150,000 common shares outstanding, giving effect to the 100 for 1 forward split.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Investment Activity

We have not yet engaged in any investment activity and have not yet raised capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2006.












                                     -8-
Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned.
We earned no investment income during the quarter ended March
31, 2006.

Operating Expenses

Our primary operating expenses consist of investment advisory fees, legal and professional fees and other operating and overhead-related expenses. Our investment advisory fees compensate our Investment Advisor for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We will bear all other costs and expenses of our operations and transactions.

Operating expenses totaled $ 10,602 for the quarter ended March 31, 2005 as compared to $ 2,427 for the quarter ended March 31, 2005, before our election to be treated as a business development company. These expenses consisted of general and administrative expenses and most of the expenses represented amounts due to our former sole shareholder and officer, Stephen
M. Seidow, in connection with the preparation of our financial reports for prior years.

Net Investment Income, Net Unrealized Appreciation and Net
Increase in Stockholders? Equity Resulting from Operations

The Company?s net investment income totaled $0 for the quarter












                                    -9-
ended March 31, 2006 compared to $0 for the quarter ended March
31, 2005 and $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the quarter ended March
31, 2006 compared to $0 for the quarter ended March 31, 2005 and $0 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

The Company?s liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Class A Convertible Preferred Stock. We generated no cash flows from operations. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ?Item 1A. Risk Factors? in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market
Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio












                                    -11-
of investments. During the three months ended March 31, 2006 and the twelve months ended December 31, 2005, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company?s management, including the Company?s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company?s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of April 15, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company?s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company?s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide












                                     -12-
reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company?s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, thought not eliminate, this risk.

There have been no changes in The Company?s internal control over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company?s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a defendant in any legal action arising out of its activities. We are not aware of any other material pending legal proceeding, and no such material proceedings are known to be contemplated, to which we are a party or of which any of our property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds.

During the quarter ended March 31, 2006, the Company issued 1,000,000 Class A Convertible Preferred shares, $0.001 par value, for $60,000 in funds advanced by our majority Common shareholder, Enterprise Partners, LLC, for payment of existing liabilities of $ 21,268 owed to our former sole shareholder and officer, for audit expenses and for working capital. These











                                     -13-
shares were issued in a private transaction without registration under the 1933 Act in reliance on an exemption from registration, and any sale or transfer of the preferred shares is restricted

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 8, 2006, our sole shareholder consented in writing to the amendment of our Articles of Incorporation in the State of Nevada to change the name of the Company to American Development
& Investment Fund, Inc.

Item 5. Other Information.

On March 16, 2006, our then sole shareholder, officer and director, Stephen M. Seidow, sold all of his shares in the Company, and appointed David Dallow, David Brant, Adam Mayblum,

John Kelly and Robert Hipple as our directors, until the next annual meeting of shareholders. Mr. Seidow then resigned as an officer and director of the Company. This change of control, change in our Board of Directors and election of new officers was reported in our Form 10-K for the year ended December 31, 2005 under Item 9(b).

On May 9, 2006, the Audit Committee of the Board of Directors of the Company approved the engagement of Berman Hopkins Wright & Laham, CPAs, LLP, (?Berman Hopkins?) for Berman Hopkins to conduct quarterly reviews and perform an annual audit of the Company?s annual financial statements for the year ended December 31, 2006.

Item 6. Exhibits

Exhibit

Description of Exhibit

31    Certification of Chief Executive and Financial Officer
      Pursuant to Rule 13a-14(a)/15d-14(a)













                  -14-

32 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Robert Hipple____                May 15, 2006
Robert Hipple
Chief Executive Officer




























                                    -15-