Form 10-Q
period 2006-06-30
American Development & Investment Fund, Inc.
filed 2006-08-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission File number 814-00721

                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
          (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517721
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     P.O. Box 307, Cocoa, FL                                  32923-0307
(Address of Principal Executive Offices)                     (Zip Code)

                             (321)-433-1136
        (Registrants Telephone Number, Including Area Code)

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2006, was 30,150,000 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2006 and December 31, 2005                  F-1
Schedule of Investments as of June 30, 2006                               F-2
Statements of Operations for the three-month and six-month
    periods ended June 30, 2006 and 2005                                  F-3
Statements of Cash Flows for the six-month periods ended
    June 30, 2006 and 2005                                                F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         7

Item 4.  Controls and Procedures                                            7

PART II.  OTHER INFORMATION                                                 8

Item 1.  Legal Proceedings                                                  8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        8

Item 3.  Defaults Upon Senior Securities                                    8

Item 4.  Submission of Matters to a Vote of Security Holders                8

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9


         Signatures                                                         9
















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                              June 30,         December 31,
                                                2006	              2005
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $         1,991       $          -
Prepaid expense                                     4,100                  -
                                              ------------       ------------
     Total Current Assets                           6,091                 -
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $         6,091                  -
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $             -        $         -
    Due to officer/stockholder                          -             21,268
                                               ------------      ------------
     Total Short term Liabilities                       -             21,268

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                       -             21,268
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,150,000 shares at
    June 30, 2006 and December 31, 2005             30,150               301
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    June 30, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                        45,838            16,687
  Accumulated deficit                              (70,897)          (38,256)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):                6,091           (38,256)
                                                ------------     ------------
  Total Liabilities and
    Stockholders  Equity (Deficit):          $       6,091       $         -
                                                ============     ============
Net Asset value per common share             $     0.00020       $  (0.00071)

The accompanying notes are an integral part of these financial statements.

                                     F-1

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2006

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


                                     F-2
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                              For the three and six months ended
                            June 30, 2006               June 30, 2005
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   15,000      20,000              -        1,146
      Rent expense           1,350       1,800              -            -
      Professional fees         -        8,732              -            -
      Other expenses         5,689       2,109             657       1,938
                          ----------  ----------      ----------  ----------
Total operating costs       22,039      32,641             657       3,084
                          ----------  ----------      ----------  ----------
Net investment loss        (22,039)    (32,641)           (657)     (3,084)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (22,039) $ (32,641)       $    (657)  $ (3,084)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $  (0.0007) $ (0.0011)       $ (0.00001) $(0.00005)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      30,150,000  30,150,000      64,758,400  64,758,400
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   45,150,000  38,603,039      64,758,400  64,758,400
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.
                                      F-3
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                      JUNE 30, 2006 and June 30, 2005
                               (unaudited)

                                             For the six months ended
                                          June 30, 2006    June 30, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (32,641)     $      (3,084)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase (decrease) in
         accounts payable                           -                 240
    Increase (decrease) in amounts due
        to officer/stockholder                 (21,268)             2,844
    Increase (decrease) in prepaid item         (4,100)                 -
                                           ------------         -----------
Net cash used in operating activities          (58,009)                 -

Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000
                                            ------------         -----------
Net cash provided by financing activities       60,000                  -
                                            ------------         -----------
Net (decrease) increase in cash                  1,991                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $      1,991        $         -
                                            ============          ===========










The accompanying notes are an integral part of these financial statements.





                                     F-4
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements

American Development & Investment Fund, Inc. (American Development or the Company), a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that has filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006. The Company has not yet undertaken its initial portfolio investment and has not yet raised significant capital for its investment activities. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity.

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

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. Information presented for the quarter ended June 30, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until March, 2006.

In March, 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.







                                  F-5
                    AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                (unaudited)

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

(3) It is expected that most of the investments in the Companys portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.
                                     F-6
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the independent valuation firm engaged by the Board of Directors, as well as managements valuation recommendations and the recommendations of the Investment
Committee. Management and the independent valuation firm will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the independent valuation firm and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2006, the Company has approximately $70,897 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.




                                    F-7
               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)
Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon managements estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2006, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-
An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

Note 4. Related Party Agreements and Transaction

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American
                                    F-8
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development Fund Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our majority Common Stockholder and the holder of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company.

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Companys gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly with the consent of all of the common shareholders on June 30, 2006, other than Enterprise Partners which abstained. The shareholders also unanimously approved the appointment of American Development Fund Advisers, LLC as the investment adviser for the Company at the same time.

No investment advisory fees have been accrued for the quarter.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders Equity.

There were no changes in stockholder equity during the quarter.






                                  F-9
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006
                               (unaudited)

Note 6.    Financial Highlights

Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2006 and for the twelve months ended December 31, 2005:

                                        For the          For the
                                      six months       twelve months
                                        ended            ended
                                     June 30, 2006  December 31, 2005
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00071)   $    (0.00020)
Proceeds from preferred stock            0.00199              -
Net investment income                   (0.00108)        (0.00054)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $     0.00020    $    (0.00074)

(1) Financial highlights as of June 30, 2006 and December 31, 2005 are based on 30,150,000 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 38,603,039 shares outstanding as of June 30, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at March 20, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.     Subsequent Events

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 of the common shares held by it in private sale transactions, and also transferred 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons) As a result of these transactions, Enterprise Partners, LLC now holds 10,558,267 shares of our common stock, representing approximately 35 percent of our undiluted common stock outstanding and 268,481 shares of our Series A Convertible Preferred Stock, representing
26.8 percent of the 1,000,000 shares outstanding, and convertible into a maximum of 4,020,000 shares of our common stock. Therefore, Enterprise Partners, LLC now holds a total of approximately 32.3 percent of our common stock on a fully diluted basis, giving effect to the maximum conversion of the Series A Convertible Preferred Stock held by it.




                                     F-10
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

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

On March 16, 2006, our then sole shareholder sold 301,500 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 286,500 common shares, representing 95 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, and 15,000 shares were purchased by Peachtree Consultants, LLC, an unrelated party. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective March 16, 2006 after appointing David Dallow, David Brant, Adam Mayblum, John Kelly and Robert Hipple as the directors of the Company, to

                                    -3-
serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group, Inc. to American Development & Investment Fund, Inc. by the filing of an amendment to the
Articles of Incorporation with the State of Nevada on March 8, 2006.   The
Company also filed an election to be treated as a Business Development Company under the Investment Company Act of 1940 by filing a Form 54-A with the SEC on March 20, 2006.

On March 20, 2006, the Company filed a Certificate of Designations for Class A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for working capital. The new Class A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Class A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Class A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date. The conversion of the Class A Convertible Preferred into Common stock of the Company is illustrated by the following table:
                     Class A Convertible Preferred Shares

                 Per Share         Number of     Maximum Shares
 Common Stock Conversion ratio   Common Shares     Converted       Value of
     Price   (1/per share price) on conversion   of Common Stock   preferred
------------- -----------------  -------------- --------------- ---------------
0.0001          10,000.00        10,000,000,000     15,000,000    $    1,500
0.0003           3,333.33         3,333,333,333     15,000,000         4,500
0.0007           1,428.57         1,428,571,429     15,000,000        10,500
0.0014             714.29           714,285,714     15,000,000        21,000
0.0021             476.19           476,190,476     15,000,000        31,500
0.0042             238.10           238,095,238     15,000,000        63,000
0.0050             200.00           200,000,000     15,000,000        75,000
0.0075             133.33           133,333,333     15,000,000       112,500
0.0100             100.00           100,000,000     15,000,000       150,000
0.1000              10.00            10,000,000     10,000,000     1,000,000
0.5000               2.00             2,000,000      2,000,000     1,000,000
0.7500               1.33             1,333,333      1,333,333     1,000,000
1.0000               1.00             1,000,000      1,000,000     1,000,000

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of

                                    -4-
the Common shares purchased from our former sole shareholder in March, 2006, the shares were purchased for the equivalent of $0.0007 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class A Common Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 6 times, to $0.0042 per share.

The Company has amended the Certificate of Designations for the Series A Convertible Preferred Stock, as filed with the Secretary of State of Nevada, with the consent of the original holder of the shares, Enterprise Partners, LLC. The amendments were designed to insure that the Series A Convertible Preferred Stock meets the requirements of a senior security, as defined in
Section 18(g) of the 1940 Act. The Amended Certificate of Designations of Series A Convertible Preferred Stock and the prior issuance of the Series A Convertible Preferred Stock to Enterprise Partners, LLC was approved unanimously by our common shareholders on June 30, 2006.

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares outstanding. This forward split has been reflected retroactively on our financial statements

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in alternative energy companies.

We intend to invest in companies in emerging markets and industries, most of which will have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of June 30, 2006, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

A comparison of the current quarter results to the quarter ended June 30, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.




                                     -5-
Financial Highlights

Financial highlights of the Company for the period ending June 30, 2006 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any investment activity and have not yet raised significant capital to be employed in our proposed investment activities. Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2006.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2006.

Operating Expenses

Our primary operating expenses consist of investment advisory fees, consulting, legal and professional fees and other operating and overhead-related expenses. Operating expenses totaled $22,039 for the quarter ended June 30, 2006 as compared to $ 657 for the quarter ended June 30, 2005, before our election to be treated as a business development company. These expenses consisted of general and administrative expenses and most of the expenses represented for periods before March 31, 2006 were amounts due to our former sole shareholder and officer, Stephen M. Seidow, in connection with the preparation of our financial reports for prior years.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2006 compared to $0 for the quarter ended June 30, 2005 and $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2006 compared to $0 for the quarter ended June 30, 2005 and $0 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance

                                     -6-
of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock. We generated no cash flows from operations. In the future, we may fund a securities or secondary offering of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2006 and the twelve months ended December 31, 2005, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of July 31, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control of financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial

                                     -7-
reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2006, the Company did not issue any securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective June 30, 2006, the shareholders of the Company unanimously approved
(1) an amendment to our Articles of Incorporation to increase the number of authorized shares of the Company par vale $0.001 common stock from 50 million shares to 150 million shares, which amendment was then filed with the Secretary of State for Nevada; (2) Ratification of the appointment of American

                                    -8-
Development Fund Advisors, LLC as investment advisors to the Company and approval of the Amended Investment Advisory Agreement; and (3) Approval of the Amended Statement of Designation for the Series A Convertible Stock of the Company, which was then filed with the Secretary of State for the State of Nevada.

On July 31, 2006, the Company held its Annual Meeting of Shareholders pursuant to written notice and a Proxy Statement filed with the SEC on July 19, 2006. All of the common shareholders of the Company were present at the meeting or submitted signed proxies prior to the meeting. The following matters were approved by the shareholders at the Annual Meeting:

1.	Election of the following as directors of the Company until the next
Annual Meeting and until their successors are duly elected and qualified:
Robert Hipple, Adam Mayblum, John Kelly, David Brant and David Dallow.

   2.	Ratification of the decision of the Audit Committee to appoint
Berman Hopkins Wright & Laham, CPAs, LLP as the independent auditors of the Company for the fiscal year beginning January 1, 2006.

Item 5. Other Information.

On July 19, 2006, we filed a Form 1-E Notice of our intent to offer common shares under a Regulation E exempt offering under the 1933 Act. We have not yet offered or sold any shares under that exempt offering.

Item 6. Exhibits

Exhibit              Description of Exhibit

31.1         Certification of Chief Executive Officer Pursuant to
             Rule 13a-14(a)/15d-14(a)

31.2         Certification of Chief Financial Officer Pursuant to
             Rule 13a-14(a)/l5d-14(a)
32.1         Certification of Chief Executive Officer Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, 18
             U.S.C. 1350

32.2         Certification of Chief Financial Officer Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002, 18
             U.S.C. 1350

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Robert Hipple____                August 14, 2006
Robert Hipple
Chief Executive Officer



                                    -9-