Form 10-Q
period 2006-09-30
American Development & Investment Fund, Inc.
filed 2006-11-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 2006

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 1, 2006, was 30,150,000 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2006 and December 31, 2005             F-1
Schedule of Investments as of September 30, 2006                          F-2
Statements of Operations for the three-month and nine-month
    periods ended September 30, 2006 and 2005                             F-3
Statements of Cash Flows for the nine-month periods ended
    September 30, 2006 and 2005                                           F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         8

Item 4.  Controls and Procedures                                            8

PART II.  OTHER INFORMATION                                                 9

Item 1.  Legal Proceedings                                                  9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   9


         Signatures                                                        10
















PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                              September 30,      December 31,
                                                2006	              2005
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $           202       $          -
                                             ------------       ------------
     Total Current Assets                             202                 -
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $           202                  -
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $         4,909        $         -
    Due to affiliate                               10,900             21,268
                                               ------------      ------------
     Total Short term Liabilities                  15,809             21,268

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  15,809             21,268
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,150,000 shares at
    September 30, 2006 and December 31, 2005        30,150               301
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,     issued 1,000,000 shares and 0
shares at
    September 30, 2006 and December 31, 2005,
    respectively                                     1,000                 -
  Additional paid-in capital                        45,838            16,687
  Accumulated deficit                              (92,595)          (38,256)
                                                ------------     ------------
  Total Stockholders? Equity (Deficit):            (15,607)          (38,256)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $         202       $         -
                                                ============     ============
Net Asset value per common share             $    (0.00052)      $  (0.00127)

The accompanying notes are an integral part of these financial statements.



                                     F-1

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2006

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


                                     F-2
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                              For the three and nine months ended
                            September 30, 2006        September 30, 2005
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   15,000      35,000              -        1,146
      Rent expense           1,350       3,150              -            -
      Professional fees      3,834      12,566              -            -
      Other expenses         1,498       3,623            5,062      7,000
                          ----------  ----------      ----------  ----------
Total operating costs       21,682      54,339            5,062      8,146
                          ----------  ----------      ----------  ----------
Net investment loss        (21,682)    (54,339)          (5,062)    (8,146)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders?
   equity resulting from
   operations            $  (21,682) $ (54,339)       $  (5,062)  $ (8,146)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $ (0.00072) $ (0.00180)      $ (0.00009) $(0.00013)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      30,150,000  30,150,000      53,690,200  63,312,000
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   45,150,000  38,603,039      53,690,200  63,312,000
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.
                                      F-3
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                 SEPTEMBER 30, 2006 and SEPTEMBER 30, 2005
                              (unaudited)

                                             For the nine months ended
                                        September 30, 2006  September 30, 2005
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (54,339)     $      (8,146)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash provided
    (used)in operating activities:

    Increase in accounts payable                 4,909                240
    Increase in amounts due to
    officer/stockholder                             -               8,908
    Decrease in amounts due affiliate          (10,368)                 -
                                           ------------         -----------
Net cash provided (used) in
    operating activities                       (59,798)               762

Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000                  -
Net cash for repurchase of common stock             -                 762
                                            ------------         -----------
Net cash provided (used) by financing
    activities                                  60,000               (762)
                                            ------------         -----------
Net increase in cash                               202                  -
Cash, beginning of period                            -                  -
                                            ------------          -----------
Cash, end of period                       $        202        $         -
                                            ============          ===========









The accompanying notes are an integral part of these financial statements.



                                     F-4
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements

American Development & Investment Fund, Inc. (American Development or the Company), a Nevada corporation, was organized on February 28, 1997 and filed An election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company is no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer, and therefore files its periodic reports on applicable Forms 10-Q and 10-K, rather than Forms 10-KSB or 10-QSB. As a BDC, the Company also is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, but is not subject to Section 6 of Regulation S-X, which provides specific rules for financial reporting of registered investment companies.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At September 30, 2006, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2005. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The

                                  F-5
                    AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. Information presented for the periods ended September 30, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until March, 2006. Management considers this restatement to be a change in classification and not a change in accounting. Retrospective application has been given to prior periods in accordance with SFAS No. 154.

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

The following are significant accounting policies consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix
A:

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

                                     F-6
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

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

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as managements valuation recommendations and the recommendations of the Investment Committee. Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee. The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes. The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

(c) Realized gains or losses on the sale of investments are calculated using the specific identification method.

(d) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis.

(e) Dividend income is recorded on the ex-dividend date.

(f) Loan origination, facility, commitment, consent and other advance fees received by us on loan agreements or other investments are accreted into income over the term of the loan.
                                    F-7
               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At September 30, 2006, the Company has approximately $92,595 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2006, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-
An Interpretation of FASB Statement No, 109. (FIN 48). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise s financial statements in accordance with FASB Statement No. 109-Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

                                    F-8
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30 2006
                               (unaudited)

Note 2. Significant Accounting Policies (continued)

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

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development Fund Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our former majority Common Stockholder and the former holder of all of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company.

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

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly

                                  F-9
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 4. Related Party Agreements and Transactions (continued)

with the consent of all of the common shareholders on June 30, 2006, other than Enterprise Partners, which abstained. The public shareholders also unanimously approved the appointment of American Development Fund Advisers, LLC as the investment adviser for the Company at the same time.

No investment advisory fees have been earned or accrued for the quarter.

Amounts due to affiliate totaling $10,900 at September 30, 2006 represent short-term, non-interest bearing advances from a company with common ownership and management.

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

Note 5.    Stockholders? Equity.

There were no changes in stockholders? equity during the quarter, other than the $21,282 decrease in stockholders? equity resulting from operations, and the Company did not issue any securities during the quarter.

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

Note 6.    Financial Highlights

Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2006 and for the twelve months ended December 31, 2005:


                                    F-10
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                               (unaudited)

Note 6.    Financial Highlights (continued):

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                      nine months     twelve months
                                        ended            ended
                                  September 30, 2006  December 31, 2005
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00127)   $    (0.00020)
Proceeds from preferred stock            0.00199              -
Net investment income                   (0.00124)        (0.00107)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $     0.00052    $    (0.00127)

(1) Financial highlights as of September 30, 2006 and December 31, 2005 are based on 30,150,000 common shares outstanding, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 45,150,000 shares outstanding as of September 30, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at March 20, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7.     Subsequent Events

On July 24, 2006, the Company filed a Form 1-E Notice with the SEC advising that the Company intended to make a private offering of its common shares under Regulation E issued under the Securities Act of 1933. The Company filed an Offering Circular describing the terms of the offering and providing information regarding the Company at the same time. The Form 1-E Notice became effective ten days after the filing with the SEC; however, the SEC advised the Company that it would have comments on the 1-E Notice and the Offering Circular, so the Company postponed any offers or sales under the 1-E Offering pending receipt of the SEC comments. On September 13, 2006, the SEC issued its comments on the 1-E offering, to which the Company fully responded on October 13, 2006. No further comments been received from the SEC and the Company plans to amend the Form 1-E Notice and Offering Circular to comply with certain technical requirements of the 1940 Act, as agreed to in the Company response letter to the SEC as soon as this report on Form 10-Q has been filed.




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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2005.

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

On March 16, 2006, our then sole shareholder sold 301,500 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 286,500 common shares, representing 95 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, and 15,000 shares were purchased by Peachtree Consultants, LLC, an unrelated party. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective March 16, 2006 after appointing David Dallow, David Brant, Adam Mayblum, John Kelly and Robert Hipple as the directors of the Company, to
                                    -3-
serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group, Inc. to American Development & Investment Fund, Inc. by the filing of an amendment to the
Articles of Incorporation with the State of Nevada on March 8, 2006.   The
Company also filed an election to be treated as a Business Development Company under the Investment Company Act of 1940 by filing a Form N54-A with the SEC on March 20, 2006.

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

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in March, 2006, the shares were purchased for the equivalent of $0.0007 per share in an arms

                                    -4-
length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class A Common Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 6 times, to $0.0042 per share.

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

Series A Convertible Preferred Stock and the prior issuance of the Series A Convertible Preferred Stock to Enterprise Partners, LLC was approved unanimously by our public shareholders on June 30, 2006.

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

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares outstanding. This forward split has been reflected retroactively on our financial statements

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80% of net assets in qualified portfolio companies.

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of September 30, 2006, we had not yet made any portfolio or other investments.


                                     -5-
Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management

Results of Operations

A comparison of the current quarter results to the quarter ended September 30, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2006 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended September 30, 2006.

Investment Income

We expect to generate revenue in the form of interest income on any debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. We also expect to receive fee income from providing management services to our portfolio companies. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. Our business model, however, is to invest primarily in equity securities of our portfolio companies and to maintain a minimal level of debt investment. We do not plan to engage in any form of leveraged investment for the foreseeable future, and will not engage in any co-investment transactions with any affiliated persons.

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2006.

Operating Expenses

Our primary operating expenses consist of investment advisory fees, consulting, legal and professional fees and other operating and
                                     -6-
overhead-related expenses. Operating expenses totaled $21,682 for the quarter ended September 30, 2006 as compared to $ 657 for the quarter ended September 30, 2005, before our election to be treated as a business development company. These expenses consisted of general and administrative expenses and are broken down as follows:

             Consulting expenses      $  15,000
             Rent                         1,350
             Audit fees                   3,834
             Other expenses:
                Bank fees      $   48
                Filing fees       375
                Transfer agent  1,075
                               -------
                                          1,498
                                       ----------
                                       $ 21,682

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CEO, CFO and Chief Compliance Officer for a monthly fee of $5,000. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $3,834 in professional fees to our independent audit firm for audit services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended September 30, 2006 compared to $0 for the quarter ended September 30, 2005 and $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2006 compared to $0 for the quarter ended September 30, 2005 and $0 for the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock. We generated no cash flows from operations. In the future, we may fund a securities or secondary offering of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently

                                     -7-
known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2006 and the twelve months ended December 31, 2005, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of September 30, 2006, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human

                                   -8-
diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2006, the Company did not issue any securities.

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

Item 5. Other Information.

On July 19, 2006, we filed a Form 1-E Notice of our intent to offer common shares under a Regulation E exempt offering under the 1933 Act. We have not yet offered or sold any shares under that exempt offering. On September 13, 2006, we received a comment letter from the SEC Staff addressing certain items relating to the Form 1-E Notice, the proposed Offering Circular filed with the

                                    -9-
Form 1-E Notice, and certain technical issues relating to the Companys organization and operation as a BDC, and its prior periodic filings as a BDC. The Company fully responded to the SEC Staff comments on October 13, 2006 and is in the process of amending the Form 1-E and Offering Circular in compliance with the SEC Staff comments and the Company response.

Stock Option Plans

The Company presently has an approved stock option plan and an approved stock compensation plan, which were approved by the shareholders of the Company in 1997. No options, warrants or rights have been issued under those plans as of the date of this report. AS a BDC with an investment advisory contract in force which authorizes compensation based in part of capital gains of portfolio investments, the Company is prohibited from issuing any options under these plans to officers, directors or executives under Section 61 of the Investment Company Act of 1940. The Company has no plans to authorize the grant of any options under either plan and will not grant any options under either plan in full compliance with Section 61 so long as the current investment advisory agreement is in place.

Item 6. Exhibits

Exhibit              Description of Exhibit

31.1	       Certification of Chief Executive and Financial Officer
             pursuant to Rule 13a-14(a)/15d-14(a)

32.1	       Certification of Chief Executive and Financial Officer
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Robert Hipple____                November 14, 2006
Robert Hipple
Chief Executive Officer















                                   -10-