Form 10-K
period 2006-12-31
American Development & Investment Fund, Inc.
filed 2007-03-30
CIK 1096935

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00721

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517721
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     409 Brevard Avenue, Cocoa, FL                             32922
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

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X ]   No  [  ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (?229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant?s knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K                                 [  ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer { }  Accelerated filer { }  Non-accelerated filer [X ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).              Yes [  ]   No  [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter.
                                                                 $ None

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 30, 2007, was 30,283,200 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

















                               TABLE OF CONTENTS
	                              PART I
	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................ 12

	Item 1B  Unresolved Staff Comments ........................... 15

	Item 2.  Properties .......................................... 15

	Item 3.  Legal Proceedings.................................... 15

	Item 4.  Submission of Matters to a Vote of Security Holders.. 16

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities ......................................... 16

	Item 6.   Selected Financial Data............................. 17

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 17

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 19

	Item 8   Financial Statements and Supplementary Data.......... 19

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 20

	Item 9A. Controls and Procedures.............................. 20

	Item 9B. Other Information.................................... 20

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 20

	Item 11. Executive Compensation............................... 23

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 25

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 26

	Item 14. Principal Accountant Fees and Services............... 29

	Item 15. Exhibits, Financial Statement Schedules.............. 30

Index to Financial Statements....................................... 31

Financial Statements............................................... F-1

Signatures.......................................................... 32
                          FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

                                    PART I
Item 1.  Business.

General development of business

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

On March 16, 2006, our then sole shareholder sold 301,500 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 286,500 common shares, representing 95 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, and 15,000 shares were purchased by Peachtree Consultants, LLC, an unrelated party. As a result of

                                    -1-
this change of control, our then sole director and president, Stephen Siedow, resigned effective March 16, 2006 after appointing David Dallow, David Brant, Adam Mayblum, John Kelly and Robert Hipple as the directors of the Company, to serve until the next annual meeting of shareholders of the Company. The name of the Company was changed from MNS Eagle Equity Group, Inc. to American Development & Investment Fund, Inc. by the filing of an amendment to the
Articles of Incorporation with the State of Nevada on March 8, 2006.   The
Company also filed an election to be treated as a Business Development Company under the Investment Company Act of 1940 by filing a Form N54-A with the SEC on March 20, 2006.

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

                             Series A Convertible
                              Preferred Shares
                        Per Share         Number of     Maximum Shares
 Common Stock        Conversion ratio   Common Shares     Converted
     Price          (1/per share price) on conversion   of Common Stock
------------------ ----------------    --------------- ---------------

0.0001                10,000.00        10,000,000,000     15,000,000
0.0003                 3,333.33         3,333,333,333     15,000,000
0.0007                 1,428.57         1,428,571,429     15,000,000
0.0014                   714.29           714,285,714     15,000,000
0.0021                   476.19           476,190,476     15,000,000
0.0042                   238.10           238,095,238     15,000,000
0.0050                   200.00           200,000,000     15,000,000
0.0075                   133.33           133,333,333     15,000,000
0.0100                   100.00           100,000,000     15,000,000
0.1000                    10.00            10,000,000     10,000,000
0.5000                     2.00             2,000,000      2,000,000
0.7500                     1.33             1,333,333      1,333,333
1.0000                     1.00             1,000,000      1,000,000

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of

                                   -2-
the Common shares purchased from our former sole shareholder in March, 2006, the shares were purchased for the equivalent of $0.0007 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class A Common Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 6 times, to $0.0042 per share.

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

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares then outstanding. This forward split has been reflected retroactively on our financial statements

During 2006, the Company did not undertake any portfolio investments or engage in any merger or acquisition activity, or the acquisition or disposition of any material asset. The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a Business Development Company.

Financial information about market segments.

The Company does not currently have any portfolio investments and therefore has no market segment information. All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Narrative description of business.

As a Business Development Company, or BDC, under the 1940 Act, the business model of the Company is to locate, invest in and provide management assistance to small public and private companies to enable those companies to undertake their own business plans and models.

                                    -3-
Although we are not limited, as a BDC, to seeking portfolio investments in a particular market segment, we intend to seek investment in companies operating in the alternative energy markets, including bio-diesel and bio-fuels, wind-farming, solar power, waste site gas utilization, and similar areas.

In connection with our BDC election, the Company has adopted Corporate Governance resolutions and intends to operate as a closed-end management investment company as a business development company (a BDC).

                             INVESTMENT STRATEGY

We have conducted limited operations to date. Under the BDC election, we have been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. We will, at
all times, conduct our business so as to retain our status as a BDC.   We
may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents.
                                    -4-
An eligible portfolio company generally is a United States company that is not an investment company and that:

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

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the Amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the
BDC pursuant to such commitment.   As a BDC, we must invest at least 70% of
our total assets in qualifying assets but may invest more in such qualifying assets.

Primary Strategy

We have significant relative flexibility in selecting and structuring our investments.  We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks.
We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions.
We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock,
warrants, equity appreciation rights or future contract payments.   We
believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies
and enable us to become a preferred source of capital to them.   We also
believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon

We are not  subject to periodic capital return requirements.   These
                                    -5-
requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network

 	We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

*	public and private companies,
*	investment bankers,
*	attorneys,
*	accountants,
*	consultants, and
*	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of equity, debt or other investments.

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
      contracts, including futures contracts except where necessary in working out distressed loans or similar investment situations or in

                                    -6-
      hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

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

                                    -7-
Exit Strategy

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

Substantially all the warrants and underlying equity securities will be
restricted securities under the 1933 Act at the time of the issuance.   We
will generally negotiate for registration rights with the issuer that may provide:

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

                                    -8-
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

Much of this work will be done by management and by our investment adviser, American Development & Investment Advisors, LLC. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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


                                     -9-
In our review of the products and services of the portfolio company, we look at the following:

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

Managerial Assistance. As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our
portfolio companies.   This assistance will typically involve:

*	monitoring the operations of our portfolio companies,
*	participating in their board and management meetings,
*	consulting with and advising their officers,
                                    -10-
*	providing other organizational and financial guidance, and
* placing a representative on the Board of Directors or other governing body of each portfolio company.

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

Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting
securities of a single issuer.   For purposes of the diversification
requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

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


                                    -11-

Competition

Our primary competitors to provide financing to target companies, including target companies in the alternative energy industry, will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial
and managerial resources than we will have.   We believe that our competitive
advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

Financial information about geographic areas.

The Company has not engaged in any activities, and has no customers or portfolio investments, outside of the United States. As a BDC, our investment portfolio is limited to U.S. companies, although a portfolio company in which we invest may have operations in both the U.S. and outside the U.S.

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

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans for a Portfolio Investment, and would have minimal capital remaining to pursue other Portfolio Companies. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the Portfolio Company. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.
                                   -12-
THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

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

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had no contact or discussions with any entity or representatives of any entity regarding consummation of a Portfolio Investment. Accordingly, there is no basis to evaluate the possible merits or risks of a Portfolio Investment, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF A PORTFOLIO INVESTMENT

The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating an investment in a Portfolio Company. Subsequent to any investment, the Company's success will depend greatly on the operations, financial condition, and management of the identified Portfolio Company. While management intends to seek an

                                  -13-
investment in a company that has an established operating history, it cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes an investment, the success of the Company's operations may be dependent upon management of the Portfolio Company and numerous other factors beyond the Company's control.

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

THE COMPANY IS AUTHORIZED TO ISSUE PREFERRED STOCK

 	The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the

                                   -14-
Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of the date of this report, the Company has one million outstanding shares of Preferred Stock.

On March 20, 2006, the Board of Directors authorized the establishment of a Class A Convertible Preferred Stock, with one million shares authorized to be issued. A Designation of Preferences for the Class A Convertible Preferred Stock was filed with the Secretary of State of Nevada on March 26, 2006.
The Board of Directors authorized the issuance of the 1 million shares to Enterprise Partners, LLC, our majority stockholder, in return for conversion of an outstanding liability in the amount of $60,000 owed to Enterprise Partners, LLC for initial seed capital for operations. On June 30, 2006, an Amended Certificate of Designations for the Class A Convertible Preferred Stock was approved by our public shareholders and the issue of those shares To Enterprise Partners, LLC also was approved.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company by which our interim CEO and CFO, Robert Hipple, is employed, for $450 per month commencing in March, 2006. This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2006.
                                   -15-
Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2006.

                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2006, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of March 29, 2007, there were approximately 35 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. Although the Company has two authorized equity compensation plans approved by its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans. The By-laws of the Company prohibit the grant or award of any such options, grants, warrants or other awards so long as the Company maintains its election to be treated as a business development company. Under the rules regulating a business development company under the Investment Company Act of 1940, the Company may not issue or award any such options, grants, warrants or other incentive compensation awards because it also has a capital gains based incentive in effect with its investment adviser, United EcoEnergy Advisers, LLC.

	The following table sets forth, as of the year ended December 31, 2006, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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

                                   -16-
1997 COMPENSATORY STOCK
   OPTION PLAN            -0-                  N/A               1,500,000

Equity compensation plans
not approved by
security holders

NONE                      N/A                  N/A                 N/A
------------------------------------------------------------------------------
Total                     -0-

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2005 and had no income or assets during the period from its incorporation in 1997 through the end of 2005. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

During 2006, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are provided in the financial statements included in this report

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We have elected to be treated as a business development company under the 1940 Act. Accordingly, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in qualifying assets, including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We will typically invest under normal circumstances, at least 80 percent of net assets in qualifying portfolio companies.

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2006, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2006, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred over $73,000 in expenses in connection with its Business Development Company operations.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will
                                    -17-
consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management

Results of Operations

A comparison of the current annual results to the year ended December 31, 2005 is not meaningful, as we had not then made the election to be treated as a business development company and our business model in 2005 was to locate and merge with an operating business.

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2006 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2006.

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2006.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the year ended December 31, 2006.

Operating Expenses
Operating expenses are broken down as follows:
             Consulting expenses               $   50,000
             Rent                                   4,500
             Audit fees                            14,900
             Other expenses:
                Bank fees            $  251
                Filing fees             775
                Office supplies         233
                Postage and delivery     62
                Registered agent        135
                Transfer agent        2,325
                                                    3,781
   Total operating expense                         73,181

                                   -18-
The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $5,000, The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including 14,900 in professional fees to our independent audit firm for audit services and $2,325 paid to our transfer agent for issuing of stock and related services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. Net unrealized appreciation totaled $0 for the year ended December 31, 2006 compared to $0 or the year ended December 31, 2005.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on July 24, 2006, amended on January 9, 2007 to comply with SEC comments, and accepted subscriptions for a total of 133,200 common shares, representing $39,960 in additional working capital. We generated no cash flows from operations during 2006. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2006, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 31.



                                    -19-
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our interim CEO, CFO and President Robert Hipple as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange
Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Hipple concluded that, as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2006 covered by this report, their ages and positions held in the Company, are listed below.

      Name   				 Age		     Position
Stephen  Siedow _1/		       57		Former Chief Executive
                                                Officer, President and
								Chief Financial Officer
John Kelly                           42         Director
Adam Mayblum		             42         Director
David Brant 		             40         Director
David Dallow			       36         Director
Robert Hipple		             62         Interim CEO/CFO, Director

1. Mr. Siedow resigned as an officer and director of the Company effective February 22, 2006.

                                   -20-


BIOGRAPHICAL INFORMATION

John V. Kelly, Director, has served on the National Security Traders Association (STA) Board of Governors for the last 2 years. Mr. Kelly is the Director of Trading Services with Pointe Capital in Delray Beach, Florida. Before that, he was Director of Equity Trading at Sterling Financial Investment Group for 5 years. He holds Series 7, 63, 55 and 24 securities licenses with the NASD. In his 18 year trading career, Mr. Kelly has been with several institutional research boutiques based in Florida. For the past 11 years, he has been active in STA, serving on the Trading Issues Committee for the last 4 years. In addition, he is Past President of the Security Traders Association of Florida (STAF), where he has served as an officer or on the Board of Directors for the last 13 years. Mr. Kelly is Co-Chairman of the STA Technology Exhibition Committee, which worked to bring industry leaders in technology as vendors at STA?s 2005 Conference in Boca Raton. During his tenure with STA and STAF, he has interacted with securities industry leaders as well as individual corporate chairmen and board members.

Adam Mayblum, age 41, Director, co-founded ADIF Advisors, LLC and is a principal and founder of Enterprise Partners, LLC. Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management.

Robert Hipple will serve as Chief Executive and Financial Officer of the Company on a consulting basis. Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director,
for several public (NYSE, AMEX and NASDAQ) companies.   He also has extensive
experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been President of iTrustFinancial, Inc., a Florida based business consulting company since June, 2003, has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He is also contract Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded (NPDI) company in the aquaculture business based in Boca Raton, Florida and as Chief Financial Officer of United EcoEnergy Corp., a BDC concentrating in the Alternative energy market.

David Brant, age 40, Director, is Senior Vice President and CFO of Legent

                                   -21-
Clearing. Prior to joining Legent Clearing, Mr. Brant served as Vice President and Controller in the Independent Brokerage Group at Wachovia Securities, which included the correspondent clearing division, First Clearing, LLC. He has over 10 years of securities industry experience and currently holds the 7, 24, 27, and 66 licenses. He is an active CPA in the State of Nebraska.

David Dallow, age 36, Director has over 13 years experience in the securities industry, including management positions at NYSE member and non-member firms. Currently, he is head trader at Oscar Gruss and Son, Inc. Mr. Dallow began his career as a retail producer specializing in public venture capital. He quickly attained the positions of Managing Director and Sales Manager, overseeing the training and supervision of large sales forces. Thereafter, Mr. Dallow moved into equities trading and sales trading, rising to the level of Head Trader for a NYSE member firm. In this role he has gained valuable experience in sales, trading and compliance.

POTENTIAL CONFLICTS OF INTEREST

	For all periods subsequent to the Company election to operate as a BDC on March 20, 2006, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in June, 2007.

SIGNIFICANT EMPLOYEES

None, other than the sole officer of the Company listed above, who acts as an officer pursuant to consulting agreements.

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it submitted for approval by its shareholders at the Annual Meeting of Shareholders, held on July 31, 2006. Following approval of the charters, members of the Board of Directors elected at the Annual Meeting were appointed to each of the Committees, as follows:

AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated Directors John Kelly, David Brant and David Dallow. The Company has identified David Brant, an independent director, as its Audit Committee


                                   -22-
Financial Expert by virtue of his background and experience. Mr. Brant serves as Chair of the Audit Committee of the Company.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, non-interested Directors John Kelly, David Brant and David Dallow. Mr. Dallow serves as Chairman of the Compensation Committee.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of Mr. Kelly, who serves as the Chair, Mr. Dallow and Mr. Brant.

INVESTMENT COMMITTEE

The Investment Committee is made up of Mr. Mayblum, who serves as Chair, Mr. Dallow and Mr. Kelly.

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2006 and 2005 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, serve in those capacities on a contract basis, through a consulting agreements with CF Consulting, LLC. The Company has incurred a total of $60,000 in consulting fees under its agreement in 2006. The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the compensation payable under the Investment Advisory Agreement with American Development & Investment Advisors, in which Mr. Mayblum is a 50 percent member. Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

                                    -23-

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2006 and 2005 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2006, 2005 and 2004.

                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS          PAYOUTS
                                                        ------------------------------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING  LTIP   ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS PAYOUTS    COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)        ($)      ($)
----------------------------------------------------------------------------------------------------
(S>
Stephen M. Siedow   2006    $ -0-    None	 8,120          None	 None	 None	 $  -0-   $ -0-
 Former Chairman,   2005    $ -0-    None	 None	        None	 None	 None	 $  -0-   $ -0-
 President/CFO	     2004    $ -0-    None	 None	        None	 None	 None	 $  -0-   $ -0-

Robert Hipple       2006    $ -0-    None     None           None   None    None    $ -0-    $ -0-
CEO/CFO             2005     NA      NA        NA             NA     NA      NA       NA     NA
                    2004     NA      NA        NA             NA     NA      NA       NA     NA

Mr. Hipple is employed by CF Consulting LLC which has a consulting agreement with the Company to provide various services for an amount equal to $5,000 per month in 2006. Mr. Hipple is not paid any amounts directly or indirectly by the Company.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2006, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2006.

EMPLOYEE STOCK COMPENSATION PLAN

	The Company adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company reserved a maximum of 1,000,000 common shares to be issued upon any grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value

                                   -24-
of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan is administered by the Compensation Committee of the Board of Directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan, and the By-laws of the Company prohibit the issue of any such awards So long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with American Development & Investment Advisers, LLC containing such a compensation arrangement.

COMPENSATORY STOCK OPTION PLAN

	The Company adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options are granted under the CSO Plan at exercise prices be determined by the Compensation Committee of the Board of Directors.
With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will is administered by the Compensation Committee of the Board of Directors. No options have been granted or currently are anticipated to be granted under the CSO Plan and the By-laws of the Company prohibit the issue of any such awards So long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC. The Company currently maintains an investment adviser agreement with American Development & Investment Advisers, LLC containing such a compensation arrangement.

COMPENSATION OF DIRECTORS

	The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors. Any compensation to directors will be determined and approved by the Company Compensation Committee.

EMPLOYMENT CONTRACTS

	No person has entered into any employment or similar contract with the Company, other than the consulting agreement already discussed with CF Consulting, LLC. It is anticipated that the Company may enter into employment or similar contracts in connection with its activities as a BDC, and any such contracts will be approved by the independent Compensation Committee of the Company.



                                  -25-
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

	The following table sets forth, as of the end of the reporting period covered by this report, and as of the date of this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
Stephen Siedow	        Former officer	      301,500	        100.0
12373 E. Cornell Avenue	   and director
Aurora, Colorado 80014

John Kelly		         Director	             20,000               --
1227 Harbor Drive
Delray Beach, FL 33483

Adam Mayblum		   Director(1)	    8,390,567               27.7
50 Andrew Lane
New Rochelle, NY 10804

David Brant		         Director		       20,000               --
6314 South 174th Street
Omaha, NE 68135-3239

David Dallow    		   Director			 20,000               --
181 Plymouth Drive
Scarsdale, NY 10583

Robert Hipple		   Director, CEO/CFO	     --               --
412 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		          8,450,567               27.9
 as a group (5 persons)

Enterprise Partners, LLC			   10,558,267               34.9
50 Andrew Lane
New Rochelle, NY 10804

Patrick Donelan(3)                            8,590,567               28.4
3570 Lakeview Drive
Delray Beach, FL 33445

                                     -26-
(1)	Adam Mayblum is a 50 percent owner of Enterprise Partners, LLC, which owns 10,558,267 shares of common stock and therefore may be considered the beneficial owner of an additional 5,279,133 common shares. Mr. Mayblum also is the custodian of 600,000 shares held for the benefit of his three minor children and therefore may be considered the beneficial owner of those shares.
(2) Enterprise Partners, LLC also is the holder of 268,481 Series A Convertible Preferred shares, convertible into a maximum of 4,027,500 Common shares.
(3) Patrick Donelan is a 50 percent owner of Enterprise Partners, LLC, which owns 10,558,267 shares of common stock and therefore may be considered the beneficial owner of an additional 5,279,133 common shares. Mr. Donelan also is the custodian of 400,000 shares held for the benefit of his two minor children and therefore may be considered the beneficial owner of those shares.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2006 and 2005, the Company incurred corporate, administrative and accounting fees of approximately $6,168 and $15,500 for services performed by the then Company president and for expenses paid by the then president on behalf of the Company. The Company had a payable to its then president in the amount of $21,268 at December 31, 2005. This payable was retired on March 20, 2006 from funds advanced by Enterprise Partners, LLC to the Company totaling $60,000. Those funds were re-paid by the issue of 1 million shares of Series A Convertible Preferred Stock to Enterprise Partners, LLC.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2006 or 2005. Mr. Hipple, the Company interim President and CEO/CFO, received no direct compensation from the Company. CF Consulting, LLC, through which Mr. Hipple serves as CEO/ earn total of $5,000 in consulting fees during 2006. CF Consulting, LLC also received payments totaling $4,500 in rent for office space and serves under a sub-lease agreement, at the rate of $450 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2006 or 2005, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

The Company has entered into an investment advisory agreement with American Development & Investment Advisors, LLC, which is owned equally by Adam Mayblum, A director and more than five percent shareholder, and Patrick Donelan, also a more than five percent shareholder. Under the terms of the Agreement, the advisor will provide investment advice and assistance to the Company with respect to locating, reviewing and investing in suitable portfolio investments by the Company recommended by the Investment Committee and will assist the Investment Committee in determining the value of its portfolio investments from time to time as required for reporting purposes.

      The Company has agreed to pay, and the Advisor has agreed to accept, as compensation for the services to be provided by the Advisor, a base management fee (Base Management Fee) and an incentive fee (Incentive Fee).

                                     -27-
     (a) Base Management Fee.

          (i) For services rendered during the period from the effective date of the election under Section 54(a) of the 1940 Act (the Effective Date) through the end of the reported second full fiscal quarter of the Company thereafter, the Base Management Fee is payable monthly in advance, and is calculated at an annual rate of 2.00% of the value of the total assets of the Company, less the cash proceeds and cash equivalent investments from equity investors that are not invested in debt or equity securities of portfolio companies in accordance with the investment objectives of the Company (the Gross Invested Assets), valued as of the end of each preceding month during the period.
         (ii) For services rendered after the end of the reported second full fiscal quarter of the Company following the Effective Date, the Base Management Fee is payable quarterly in arrears, and is calculated at an annual rate of 2.00% of the average value of the total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings (the Gross Assets), valued as of the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.
          (iii) Base Management Fees payable for any partial month or quarter will be appropriately prorated.

     (b) The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20%

                                   -28
of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

          (ii) The second part of the Incentive Fee (the Capital Gains Fee) will be determined and payable in arrears as of the end of each fiscal year (or upon termination of this Agreement as set forth below), commencing on March 31, 2009, and will equal 20.0% of the realized capital gains of the Company for the 2008 calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year; provided that the Capital Gains Fee determined as of March 31, 2009 will be calculated for a period of shorter than twelve calendar months to take into account any net realized capital gains, if any, computed net of all realized capital losses and unrealized capital depreciation for the period ending March 31, 2009. The amount of capital gains used to determine the Capital Gains Fee shall be calculated at the end of each applicable year by subtracting the sum of the Cumulative Aggregate Realized Capital Losses and Aggregate Unrealized Capital Depreciation of the Company from the Cumulative Aggregate Realized Capital Gains. If this number is positive at the end of such year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of any Capital Gains Fees paid in all prior years. In the event that the Agreement terminates as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

	A copy of the Amended Investment Advisor Agreement with American Development & Investment Advisors LLC is attached to the Proxy Statement filed with the SEC on July 21, 2006 as Appendix A.

	Mr. Mayblum and Mr. Donelan are also equal owners of United EcoEnergy Advisers, LLC, which serves as the investment adviser to United EcoEnergy Corp., a business development company focused on the alternative energy area. Mr. Mayblum and Mr. Donelan also are more than five percent shareholders in United EcoEnergy Corp., and Mr. Hipple, who is interim CEO/CFO of the Company, also serves as CFO of United EcoEnergy Corp. under a consulting agreement between that company and CF Consulting, LLC.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $14,900 and $6,168, respectively.

AUDIT RELATED FEES

	None

TAX FEES
	None
                                    -29-
ALL OTHER FEES
	None

PRE-APPROVAL POLICIES AND PROCEDURES

	The Company Board of Director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up top one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to report periodically to the Audit Committee of the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee of the Board of Directors may also pre-approve particular services in a case-by-case basis. For all periods after the Company election to be treated as a BDC, all of these functions are undertaken by the independent Audit Committee.

                                 PART IV

Item 15.  Exhibits, Financial Statement Schedules.

	The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" means
American Development & Investment Fund, Inc. and its predecessor by name change, MSN Eagle Equity Group, Inc.
                                                                     Reference
1A.1  Amended Designation of Preferences for Series A Convertible
      Preferred Stock........................................................ 1

3.1	Certificate of Incorporation of the Company as filed with the
	Nevada Secretary of State on February 28, 1997 ........................	2

3.4	Bylaws of the Company .................................................	3

4.1	Specimen common stock certificate......................................	2

10.1	1997 Compensatory Stock Option Plan of the Company.....................	2

10.2	1997 Employee Stock Compensation Plan of the Company...................	2

31    Certification of the Chief Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............. 1

32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002 ......................	1


                                    -30-
Reference

1     Filed as an Exhibit to the Proxy Statement dated July 21, 2006
2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3     Filed herewith as an exhibit.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2006 and 2005....................   F-2
	Statements of Operations for the years ended December 31, 2006
          and 2005.......................................................   F-3
	Statements of Changes in Stockholders' Deficit for the years
	    ended December 31, 2006 and 2005...............................   F-4
	Statements of Cash Flows for the years ended December 31, 2006 and
          2005...........................................................   F-5
	Notes to Financial Statements .....................................   F-6




































                                    -31-

FINANCIAL INFORMATION
Item 1.  Financial Statements.

To the Board of Directors and
Stockholders of American Development & Investment Fund, Inc.

We have audited the accompanying balance sheets of American Development & Investment Fund, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company?s management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Development & Investment Fund, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ Berman Hopkins Wright & LaHam, CPAs & Associates, LLP


March 29, 2007
Winter Park, Florida












                                     F-1

                    AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2006	              2005
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $        12,036       $          -
                                              -----------       ------------
Total Current Assets                               12,036                  -
  Other Assets:
    Investments in Portfolio Companies                  -                  -
                                              -----------       ------------
Total Assets                              $        12,036                  -
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
Liabilities:
    Accounts payable                      $         1,075                  -
    Due to affiliate                                5,450                  -
    Due to officer/stockholder                          -             21,268
    Subscription deposit                           39,960                  -
                                              -----------       ------------
     Total current Liabilities                     45,410             21,268
     Long term Liabilities:                             -                  -
                                              -----------       ------------
Total Liabilities                                  46,485             21,268
                                              -----------       ------------
Commitments and contingencies

Stockholders? Deficit:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,150,000 shares at
    December 31, 2006 and 301,500 at
    December 31, 2005                              30,150                301
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    December 31, 2006 and December 31, 2005,
    respectively                                    1,000                  -

  Additional paid-in capital                       45,838             16,687
  Accumulated deficit                            (111,437)           (38,256)
                                              ------------      -------------
  Total Stockholders? Deficit:                    (34,449)           (21,268)
                                              ------------      -------------
  Total Liabilities and
    Stockholders? Deficit:                $        12,036       $          -
                                              ===========        ===========
Net Asset value per common share          $       0.00040       $   (0.00071)



The accompanying notes are an integral part of these financial statements.


                                     F-2


                      AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2006

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

                                      F-3
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                    For the years ended December 31,
                                        2006              2005
                                     ----------         -----------
Investment income:
  Interest income                   $        -        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                     ----------         -----------
Total income                                 -                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         -----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expenses               50,000              12,902
      Rent expense                       4,500                   -
      Professional fees                 14,900               2,000
      Transfer agent                     2,325                   -
      Other expenses                     1,456                   -
                                     ----------         -----------
Total operating costs                   73,181              14,902
                                     ----------         -----------
Net investment loss                    (73,181)            (14,902)
                                     ----------         -----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                     ----------         -----------
Net decrease in stockholders?
   equity resulting from
   operations                       $  (73,181)         $  (14,902)
                                     ==========         ===========
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                       $  (0.0024)          $ (0.0005)
                                     ==========         ===========
Weighted number of common shares
   outstanding-basic                30,150,000          30,150,000
                                    ===========         ===========
Weighted number of common shares
    outstanding-diluted             45,150,000          45,150,000
                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                      F-4
               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2006 AND 2005


Deficit
           							          Additional
Accumulated
	  	                     Common Stock     Preferred Stock   Paid in
from
                               Shares     Amount    Shares     Amount  Capital
Inception   Total
                            ----------------------------------------------------
--------------------
Balances, December 31, 2004	 647,584      682  	                   17,068
(23,354)   (5,604)
	Share repurchase 	(381,000)    (381)	                     (381)
	   (762)
  	Net loss	  	  	  	  	  	  	  	      (14,902)
(14,902)
                              --------------------------------------------------
--------------------
Balances, December 31, 2005	 301,500      301  	                   16,687
(38,256)  (21,268)
	Stock split
       (100 for 1)          30,150,000   29,849                       (29,849)
-
         Issuance of
       Convertible Preferred                       1,000,000  1,000   59,000
60,000
       Net loss
(73,181)  (73,181)
                              --------------------------------------------------
--------------------
Balances, December 31, 2006 30,150,000   30,150    1,000,000  1,000   45,838
(111,437)     34.449

======================================================================

                     See notes to financial statements











                                    F-5


               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        STATEMENT OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2006 and 2005

                                             For the years ended
                                       December 31, 2006    December 31, 2005
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                       $    (73,181)     $     (14,902)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash (used) provided
    by operating activities:
    Accounts payable                             1,075               (870)
    Due to affiliate                             5,450             16,534
    Due to shareholder                         (21,268)                 -
                                            -----------         ----------
Net cash (used)provided
    by operating activities                    (87,924)              762
                                            -----------         ----------
Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                       60,000                  -
Subscription deposit                            39,960                  -
Repurchase of common stock                           -               (762)
                                            -----------         ----------
Net cash provided (used) by financing
    activities                                  99,960               (762)
                                            -----------         -----------
Net increase in cash                            12,036                  -
Cash, beginning of period                            -                  -
                                            -----------          ----------
Cash, end of period                       $     12,036        $         -


                                            ===========         ===========









The accompanying notes are an integral part of these financial statements.



                                      F-6
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 1. Organization and Financial Statement Presentation

American Development & Investment Fund, Inc. (the Company) a Nevada corpora-ion, was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company was no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

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

The Company has not chosen to focus on investments in companies in any particular market or industry, but expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in qualified portfolio companies. At December 31, 2006, the Company had no net assets invested in portfolio companies.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the instructions to Form 10-K, including Regulation S-X. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).






                                      F-7


                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 1. Organization and Financial Statement Presentation (continued)

Information presented for the period ended December 31, 2005 has been restated to conform to the reporting requirements for a business development company for comparison purposes, although the Company did not elect business development company status until February, 2006. Management considers this restatement to be a change in classification and not a change in accounting. Retrospective application has been given to prior periods in accordance with SFAS No. 154.

In March, 2006, the Company implemented a 100 for 1 forward split of its common shares. The stock split was given retroactive treatment in the accompanying financial statements.

No common shares were issued during the quarter ending December 31, 2006.

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

The following are significant accounting policies consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A thereof:

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


                                      F-8
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated

                                      F-9
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005



Note 2. Significant Accounting Policies (continued)

investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2006, the Company has approximately $111,437 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon managements estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2006, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the ?more likely than not? recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material impact on the financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the
                                  F-10
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 2. Significant Accounting Policies (continued)

effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

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

Note 4. Related Party Agreements and Transactions.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development & Investment Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development & Investment Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, a more than 10 percent Common Stockholder and the holder of 26.8 percent of our Series A Convertible Preferred shares at the end of the year. Mr. Mayblum also serves as a director of the Company.

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base

                                      F-11


                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 4. Related Party Agreements and Transactions (Continued).

management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly. The Amended Investment Advisory Agreement was submitted to the shareholders of the Company for approval on June 30, 2006. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of American Development & Investment Advisers, LLC as the investment adviser for the Company.

No investment advisory fees have been accrued for the year ended December 31, 2006.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders? Equity.

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2005 to December 31, 2006:

                                                                    Additional
                                     Shares            Par Value      Paid-in
Accumulated
                               Common    Preferred Common    Preferred  Capital
Deficit     Total
                              --------- --------- ---------  ---------  --------
--------  --------
Balances, December 31, 2005	 301,500  	   -  $    301   $    -  $  16,687 $
(38,256) $(21,268)
	Stock split
       (100 for 1)          30,150,000               29,849        -    (29,849)
-         -
         Issuance of
       Convertible Preferred             1,000,000              1,000    59,000
60,000
       Net loss
(73,181)  (73,181)
                              --------------------------------------------------
--------------------
Balances, December 31, 2006 30,150,000   1,000,000  $30,150   $1,000   $45,838
$(111,437)  $(34,449)

======================================================================


                                      F-12
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 5.    Stockholders? Equity (continued)

The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of issue, at the formula price if not redeemed prior to that date.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 shares of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons) As a result of these transactions, Enterprise Partners, LLC holds 10,558,267 shares of our common stock, representing approximately 35 percent of our undiluted common stock outstanding, and 268,481 shares of our Series A Convertible Preferred Stock, representing 26.8 percent of the 1,000,000 shares outstanding, and convertible into a maximum of 4,020,000 shares of our common stock. Therefore, Enterprise Partners, LLC now holds a total of approximately 32.3 percent of our common stock on a fully diluted basis, giving effect to the maximum conversion of the Series A Convertible Preferred Stock held by it.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2006 and December 31, 2005:

                            CHANGES IN NET ASSET VALUE
                                                 For the years ended
                                        December 31, 2006  December 31, 2005

                                        ----------------   -----------------
Net asset value at
    beginning of period (1)             $    (0.00071)   $    (0.00015)
Proceeds from preferred stock                 0.00199              -
Net investment income                        (0.00242)        (0.00056)
Net unrealized appreciation                         -              -
                                         -------------     --------------
Net asset value, end of period (2)      $    (0.00114)   $    (0.00071)

 (1) Financial highlights as of December 31, 2006 and December 31, 2005 are based on 30,150,000 and 30,150,000 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there

                                  F-13
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

Note 6     FINANCIAL HIGHLIGHTS (continued)

would be 45,150,000 shares outstanding as of December 31, 2006, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of March, 2006.


(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.









































                                      F-14


SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Dated March 29, 2007
					American Development & Investment Fund, Inc.

					      /s/ Robert Hipple
					By....................................
						Robert Hipple, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ Robert Hipple
............................ Director, Chief Executive	      March 29, 2007
	 Robert Hipple        Officer, and Chairman

     /s/  David Dallow
............................   Director	            	March 29, 2007
	 David Dallow

    /s/  Adam Mayblum		Director				March 29, 2007
............................
	 Adam Mayblum

     /s/  David Brant       	Director				March 29, 2007
............................
       David Brant

     /s/  John Kelly    	Director				March 29, 2007
............................
	 John Kelly














                                      -32-