Form 10-Q
period 2007-03-31
American Development & Investment Fund, Inc.
filed 2007-05-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2007

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 1, 2007, was 30,283,200 shares.














                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2007 and December 31, 2006                 F-1
Schedule of Investments as of March 31, 2007                              F-2

Statements of Operations for the three-month periods ended
    March 31, 2007 and 2006                                               F-3
Statements of Cash Flows for the three month periods ended
    March 31, 2007 and 2006                                               F-4

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














PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                          March 31, 2007     December 31, 2006
                                            (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        11,136       $     12,036
                                             ------------       ------------
     Total Current Assets                          11,136             12,036
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $        11,136             12,036
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $        17,858        $     1,075
    Due to affiliate                               10,450              5,450
    Subscription deposit                                -             39,960

                                               ------------      ------------
     Total Short term Liabilities                  28,308             46,485

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  28,308             46,485
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,283,200 and 30,150,000 shares
    at March 31, 2007 and December 31, 2006        30,283             30,150
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares  at March 31, 2007
    and December                                     1,000             1,000
  Additional paid-in capital                        85,665            45,838
  Accumulated deficit                             (134,120)         (111,437)
                                                ------------     ------------
  Total Stockholders(Deficit):                    (17,172)          (34,449)
                                                ------------     ------------
  Total Liabilities and
    Stockholders Equity:                    $      11,136       $    12,036
                                                ============     ============
Net Asset value per common share             $    (0.00057)      $  (0.00114)

The accompanying notes are an integral part of these financial statements.



                                     F-1

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2007


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

                                     F-2
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                      For the three months ended
                                 March 31, 2007          March 31, 2006
                                  (unaudited)              (unaudited)
                                 --------------          ---------------
Investment income:
  Interest income                $         -             $         -
  Dividend income                          -                       -
  Other income                             -                       -
                                   ----------              ----------
Total income                               -                       -
Operating expenses:
   Investment advisory fees
      Base fee                             -                       -
      Incentive fee                        -                       -
      Capital gains fee                    -                       -
                                    ----------             ----------
   Total investment
      advisory fees                        -                       -
   General & administrative:
      Consulting expenses             17,500                  10,000
      Rent expense                     1,350                     450
      Professional fees                3,833                       -
      Other expenses                       -                     158
                                    ----------             ----------
Total operating costs                 22,683                  10,608
                                    ----------             ----------
Net investment loss                  (22,683)                (10,608)
                                    ----------             ----------
Net realized income from
   disposal of investments                 -                       -
Net unrealized appreciation
   in investments                          -                       -
                                    ----------             ----------
Net decrease in stockholders
   equity resulting from
   operations                      $  (22,683)             $ (10,608)
                                    ==========              ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations                      $ (0.00075)             $ (0.00035)
                                    ==========              ===========
Weighted number of common shares
   outstanding-basic               30,154,440              30,150,000
                                   ===========             ===========
Weighted number of common shares
    outstanding-diluted            45,154,440              30,150,000
                                   ===========             ===========

The accompanying notes are an integral part of these financial statements.
                                   F-3
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2007 and 2006
                              (unaudited)

                                             For the three months ended
                                          March 31, 2007     March 31, 2006
                                           (unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (22,683)     $     (10,608)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash provided
    (used)in operating activities:

    Increase in accounts payable                16,783                450
    Decrease in amounts due to
    officer/stockholder                             -             (21,268)
    Decrease in amounts due affiliate            5,000                  -
                                           ------------         -----------
Net cash used in operating activities             (900)           (31,420)

Cash flow from financing activities:
Net proceeds from issuance of preferred
    stock                                           -              60,000
                                            ------------         -----------
Net cash provided by financing
    activities                                      -              60,000
                                            ------------         -----------
Net increase (decrease) in cash                   (900)            28,580
Cash, beginning of period                       12,036                 -
                                            ------------          -----------
Cash, end of period                       $     11,136        $    28,850
                                            ============          ===========









The accompanying notes are an integral part of these financial statements.



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 1. Organization and Interim Financial Statements

American Development & Investment Fund, Inc. (American Development or the Company), a Nevada corporation, was organized in February, 1997 and filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company is no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At

March 31, 2007, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2006. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The

                                  F-5
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2006)(the Audit Guide).

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


                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

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







                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2007, the Company has approximately $134,120 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2007, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. GFIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the more likely than not recognition threshold be recognized or continue to be recognized on the effective date. Initial derecognition of amounts would be reported as a cumulative effect of a change in accounting principle. FIN 48 is effective for fiscal years

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for the 2008 fiscal year of the Company. The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

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

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on

                                  F-9
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (continued)

the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Companys gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro rated.

No investment advisory fees have been earned or accrued for the quarter.

Amounts due to affiliate totaling $10,450 at March 31, 2007 represent short-term, non-interest bearing advances from a related company.

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

Note 5.    Stockholders Equity.

On March 28, 2007, we issued 133,200 common shares under Regulation E to unrelated investors in return for a total of $39,960 in proceeds to the Company, received as a deposit in December, 2006. There were no other changes in stockholders equity during the quarter, except for the $22,683 decrease in stockholders equity resulting from operations.

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






                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2007 and for the twelve months ended December 31, 2006:

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                     three months     twelve months
                                        ended            ended
                                    March 31, 2007  December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00114)   $    (0.00071)
Proceeds from preferred stock               -             0.00199
Proceeds from common stock               0.00132              -
Net investment income                   (0.00075)        (0.00242)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00057)   $    (0.00114)

(1) Financial highlights as of March 31, 2007 and December 31, 2006 are based on 30,283,200 and 30,150,000 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 45,283,200 and 45,150,000 shares outstanding as of March 31, 2007, and December 31, 2006, respectively, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at March 20, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

On July 24, 2006, the Company filed a Form 1-E Notice with the SEC advising that the Company intended to make a private offering of its common shares under Regulation E issued under the Securities Act of 1933. The Company filed an Offering Circular describing the terms of the offering and providing information regarding the Company at the same time. The Form 1-E Notice became effective ten days after the filing with the SEC; however, the SEC advised the Company that it would have comments on the 1-E Notice and the Offering Circular, so the Company postponed any offers or sales under the 1-E Offering, pending receipt of the SEC comments. On September 13, 2006, the SEC issued its comments on the 1-E offering, to which the Company fully responded on October 13, 2006. The amended Form 1-E Notice and Offering Circular were filed with the SEC on January 9, 2007 and became effective on January 19, 2007. On March 28, 2007, the Company issued a total of 133,200 common shares to investors for a total of $39,960 in proceeds, resulting in a total of 30,283,200 common shares outstanding.

                                     F-11
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2006.

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

On March 16, 2006, our then sole shareholder sold 301,500 pre-split common shares, representing 100 percent of the pre-split outstanding stock of the Company at the time, resulting in a change of control of the Company. Of these shares, 286,500 common shares, representing 95 percent of the outstanding shares, were purchased by Enterprise Partners, LLC, and 15,000 shares were purchased by Peachtree Consultants, LLC, an unrelated party. As a result of this change of control, our then sole director and president, Stephen Siedow, resigned effective March 16, 2006 after appointing David Dallow, David Brant, Adam Mayblum, John Kelly and Robert Hipple as the directors of the Company, to
                                    -3-
serve until the next annual meeting of shareholders of the Company. At the next Annual Meeting held on September 30, 2006, the shareholders re-elected the same directors, to serve until the next Annual Meeting. The Company also filed an election to be treated as a Business Development Company under the Investment Company Act of 1940 by filing a Form N54-A with the SEC on March 20, 2006.

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

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange; however, based on the total acquisition price of the Common shares purchased from our former sole shareholder in March, 2006, the shares were purchased for the equivalent of $0.0007 per share in an arms length transaction. This amount was in excess of the undiluted net asset value of the Common shares at the time. In order for the holder of the Class

                                    -4-
A Preferred Stock to realize a conversion value in Common stock equal to the $60,000 paid for the preferred shares, the market value of the Common stock must increase by approximately 6 times, to $0.0042 per share.

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

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares then outstanding. This forward split has been reflected retroactively on our financial statements.

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of March 31, 2007, we had not yet made any portfolio or other investments.




                                     -5-

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management

Results of Operations

For the quarter ended March 31, 2007, we incurred consulting expenses of $17,500, rent expense of $1,350 and other expenses totaling $3,833 compared to consulting expenses of $10,000, rent expense of $450 and other expenses totaling $158 for the quarter ended March 31, 2006. Our total expenses were $22,683 for the quarter ended March 31, 2007 and $10,608 for the quarter ended March 31, 2006. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2007.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2007.


                                 -6-

Operating Expenses

Our primary operating expenses consist of consulting, legal and professional fees and other operating and overhead-related expenses. Operating expenses totaled $22,683 for the quarter ended March 31, 2007 as compared to $10,608 for the quarter ended March 31, 2006, before our election to be treated as a business development company.


These expenses for the quarter ended March 31, 2007 consisted of general and administrative expenses and are broken down as follows:

             Consulting expenses      $  17,500
             Rent                         1,350
             Audit fees                   3,833
                                         -------
                                       $ 22,683

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which Robert Hipple serves as our CEO, CFO and Chief Compliance Officer for a monthly fee of $5,000 for January and February, 2007 and $7,500 for March, 2007. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $3,833 in professional fees to our independent audit firm for audit services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended March 31, 2007 compared to $0 for the quarter ended March 31, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2007 compared to $0 for the quarter ended March 31, 2006 and $0 for the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock, and from the sale of common shares in March, 2007, for a total of $39,960. We generated no cash flows from operations. In the future, we may fund a securities or secondary offering of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

                                     -7-
The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007, the Company issued 133,200 common shares under Regulation E for total proceeds of $39,960. As a result, there are 30,283,200 common shares outstanding.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

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

_/s/__Robert Hipple____                May 14, 2007
Robert Hipple
Chief Executive Officer