Form 10-Q
period 2007-06-30
American Development & Investment Fund, Inc.
filed 2007-08-15
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 2007

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2007, was 30,283,200 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2007 and December 31, 2005                  F-1
Schedule of Investments as of June 30, 2007                               F-2
Statements of Operations for the three-month and six-month
    periods ended June 30, 2007 and 2006                                  F-3
Statements of Cash Flows for the six-month periods ended
    June 30, 2007 and 2006                                                F-4

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














PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                              June 30,         December 31,
                                                2007	              2006
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $         7,286       $    12,036
                                              ------------       ------------
     Total Current Assets                           7,286       $    12,036
Other Assets
     Investments in Portfolio Companies                 -                 -
                                              ------------       ------------
     Total Other Assets                                 -                 -
                                              ------------       ------------
Total Assets                              $         7,286       $    12,036
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $        42,691       $      1,075
    Due to affiliate                                7,950              5,450
    Subscription receivable                             -             39,960
                                               ------------      ------------
     Total Short term Liabilities                  50,641             46,485

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  50,641             46,485
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,283,200 shares at
    June 30, 2007 and 30,150,000
    at December 31, 2006                             30,283           30,150
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares and 0 shares at
    June 30, 2007 and December 31, 2006,
    respectively                                     1,000             1,000
  Additional paid-in capital                        85,665            45,838
  Accumulated deficit                             (160,303)         (111,437)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):              (43,355)          (34,449)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $       7,286       $    12,036
                                                ============     ============
Net Asset value per common share             $    (0.00143)      $  (0.00114)

The accompanying notes are an integral part of these financial statements.

                                     F-1

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2007

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

                                     F-2
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                              For the three and six months ended
                            June 30, 2007               June 30, 2006
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   22,500      40,000          15,000      20,000
      Rent expense           1,350       2,700           1,350       1,800
      Professional fees      2,333       6,166              -        8,732
      Other expenses             -           -           5,689       2,109
                          ----------  ----------      ----------  ----------
Total operating costs       26,183      48,866          22,039      32,641
                          ----------  ----------      ----------  ---------
Net investment loss        (26,183)    (48,866)        (22,039)    (32,641)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (26,183) $ (48,866)       $(22,039)    (32,641)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $ (0.00086) $ (0.00161)      $(0.0007)  $ (0.0011)
                          ==========  ===========     ===========  =========
Weighted number of common shares
   outstanding-basic      30,283,200  30,219,912      30,150,000  30,150,000
                          ==========  ===========     ===========  =========
Weighted number of common shares
    outstanding-diluted   45,283,200  42,982,343      45,150,000  38,603,039
                          ==========  ===========     ===========  =========

The accompanying notes are an integral part of these financial statements.
                                      F-3
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                      JUNE 30, 2007 and June 30, 2006
                               (unaudited)

                                             For the six months ended
                                          June 30, 2007    June 30, 2006
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

 Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (48,866)     $     (32,641)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase in accounts payable                41,616                  -
    Increase (decrease)in amounts due
        to affiliates                            2,500             (21,268)
    Increase (decrease) in prepaid item              -              (4,100)
    Decrease in subscription payable           (39,960)                 -
                                            ------------         -----------
Net cash used in operating activities          (44,710)            (58,009)

Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       39,960              60,000
                                            ------------         -----------
Net cash provided by financing activities       39,960              60,000
                                            ------------         -----------
Net (decrease) increase in cash                 (4,750)              1,991
Cash, beginning of period                       12,036                  -
                                            ------------          -----------
Cash, end of period                       $      7,286        $      1,991
                                            ============          ===========











The accompanying notes are an integral part of these financial statements.





                                     F-4

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At June 30, 2007, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

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


                                     F-6

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)
Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is


                                    F-7
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2007, the Company has approximately $160,303 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon managements? estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2007, the Company did not have any consolidated subsidiaries.

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




                                    F-8

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

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

Amounts due to affiliate totaling $7,950 at June 30, 2007 represent short-term, non-interest bearing advances from a related company.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with


                                  F-9
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (continued)

and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders? Equity.

On March 28, 2007, we issued 133,200 common shares under Regulation E to unrelated investors in return for a total of $39,960 in proceeds to the Company, received as a deposit in December, 2006. There were no changes in stockholders? equity during the quarter ended June 30, 2007, except for the $26,183 decrease in stockholders? equity resulting from operations.

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

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2007 and for the twelve months ended December 31, 2006:

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                     six months     twelve months
                                        ended            ended
                                    June 30, 2007  December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00114)   $    (0.00071)
Proceeds from preferred stock               -             0.00199
Proceeds from common stock               0.00132              -
Net investment income                   (0.00161)        (0.00242)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00143)   $    (0.00114)

(1) Financial highlights as of June 30, 2007 and December 31, 2006 are based on 30,283,200 and 30,150,000 common shares outstanding, respectively,
                                   F-10
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2007
                                (unaudited)

Note 6.    Financial Highlights (Continued)

giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 45,283,200 and 45,150,000 shares outstanding as of June 30, 2007, and December 31, 2006, respectively, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at March 20, 2006.

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of June 30, 2007, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended June 30, 2007, we incurred consulting expenses of $22,500, rent expense of $1,350 and other expenses totaling $2,333, compared to consulting expenses of $15,000, rent expenses of $1,350 and o0ther expenses of $5,689 for the quarter ended June 30, 2006. Our total expenses were $26,183 and $22,039, respectively for the quarters ended June 30, 2007 and 2006. We had no income reported for either quarter.


                                     -5-
Financial Highlights

Financial highlights of the Company for the period ending June 30, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any investment activity and have not yet raised significant capital to be employed in our proposed investment activities. Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2007.

Operating Expenses

Operating expenses are broken down as follows:

Consulting expenses                           $   22,500
            Rent                                   1,350
            Other expenses:

                Accounting fees       2,333
                                    ---------
                                                   2,333
                                                 --------
   Total operating expense                        26,183

The consulting expenses were paid or due to our CEO, under his Consulting Agreement through CF Consulting, LLC ($22,500), pursuant to a Consulting Agreement under which Robert Hipple serves as our CEO and CFO for a monthly fee of $7,500. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.



                                     -6-
Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2007 compared to $0 for the quarter ended June 30, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2007 compared to $0 for the quarter ended June 30, 2006 and $0 for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of July 31, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material

                                     -7-
information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control of financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, the Company did not issue any securities.
                                    -8-
Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit              Description of Exhibit

31        Certification of Chief Executive Officer and Chief
          Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32        Certification of Chief Executive Officer and Chief
          Financial Officer Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Robert Hipple____                August 14, 2007
Robert Hipple
Chief Executive Officer





















                                    -9-