Form 10-Q
period 2007-09-30
American Development & Investment Fund, Inc.
filed 2007-11-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2007

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 1, 2007, was 30,283,200 shares.












                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2007 and December 31, 2005             F-1

Schedule of Investments as of September 30, 2007                          F-2

Statements of Operations for the three-month and nine-month
    periods ended September 30, 2007 and 2006                             F-3

Statements of Cash Flows for the nine-month periods ended
    September 30, 2007 and 2006                                           F-4

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












PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                              September 30,       December 31,
                                                2007	               2006
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $           (24)      $    12,036
                                              ------------       ------------
     Total Current Assets                             (24)      $    12,036
Other Assets
     Investments in Portfolio Companies                 -                 -
                                              ------------       ------------
     Total Other Assets                                 -                 -
                                              ------------       ------------
Total Assets                              $           (24)      $    12,036
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $        69,324       $      1,075
    Due to affiliate                                7,950              5,450
    Subscription receivable                             -             39,960
                                               ------------      ------------
     Total current liabilities                     77,274             46,485

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  77,274             46,485
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,283,200 shares at
    September 30, 2007 and 30,150,000
    at December 31, 2006                            30,283            30,150
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares                          1,000             1,000
  Additional paid-in capital                        85,665            45,838
  Accumulated deficit                             (194,246)         (111,437)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):              (77,297)          (34,449)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $         (24)      $    12,036
                                                ============     ============
Net Asset value per common share             $  (0.0000008)      $  (0.00114)


The accompanying notes are an integral part of these financial statements.

                                     F-1

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2007

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


                                     F-2
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                 For the three and nine months ended
                            September 30, 2007       September 30, 2006
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------

Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses   28,500      68,500          15,000      35,000
      Rent expense           2,650       5,350           1,350       3,150
      Professional fees      2,333       8,499           3,834      12,566
      Other expenses           460         460           1,498       3,623
                          ----------  ----------      ----------  ----------
Total operating costs       33,943      82,809          21,682      54,339
                          ----------  ----------      ----------  ---------
Net investment loss        (33,943)    (82,809)        (21,682)    (54,339)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $  (33,943) $ (82,809)      $ (21,682)    (54,339)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $ (0.001120 $(0.00273)      $(0.00072)  $ (0.0018)
                          ==========  ===========     ===========  =========
Weighted number of common
shares outstanding-basic   30,283,200  30,283,200      30,150,000  30,150,000
                           ==========  ===========     ==========  ==========
Weighted number of common
shares outstanding-diluted 45,283,200  45,283,200      45,150,000  38,603,039
                           ==========  ===========     =========== ==========

The accompanying notes are an integral part of these financial statements.

                                      F-3
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                 SEPTEMBER 30, 2007 and September 30, 2006
                               (unaudited)

                                             For the nine months ended
                                      September 30, 2007  September 30, 2006
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

 Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (82,809)     $     (54,339)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase in accounts payable                68,249               4,909
    Increase (decrease)in amounts due
        to affiliates                            2,500             (10,368)
    Decrease in subscription payable           (39,960)                 -
                                            ------------         -----------
Net cash used in operating activities          (52,020)            (59,798)

Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       39,960              60,000
                                            ------------         -----------
Net cash provided by financing activities       39,960              60,000
                                            ------------         -----------
Net (decrease) increase in cash                (12,060)                202
Cash, beginning of period                       12,036                  -
                                            ------------          -----------
Cash, end of period                       $        (24)       $        202
                                            ============          ===========











The accompanying notes are an integral part of these financial statements.





                                     F-4


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                               (unaudited)

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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At September 30, 2007, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)

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


                                     F-6

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)
Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is


                                    F-7
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At September 30, 2007, the Company has approximately $194,246 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2007, the Company did not have any consolidated subsidiaries.

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




                                    F-8

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)

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

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Investment & Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development Fund Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, our former majority Common Stockholder and the former holder of all of our Series A Convertible Preferred shares at the end of the quarter. Mr. Mayblum also serves as a director of the Company.

For providing these services the Investment Advisor will receive a fee from the Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company?s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

No investment advisory fees have been earned or accrued for the quarter.

Amounts due to affiliate totaling $7,950 at September 30, 2007 represent short-term, non-interest bearing advances from a related company.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with


                                  F-9
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)

Note 4. Related Party Agreements and Transactions (continued)

and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services.

Note 5.    Stockholders? Equity.

No shares were issued during the quarter ended September 20, 2007 and there were no changes in stockholders? equity during the quarter ended September 30, 2007, except for the $33,943 decrease in stockholders? equity resulting from operations.

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2007 and for the twelve months ended December 31, 2006:

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                      nine months     twelve months
                                        ended            ended
                                 September 30, 2007  December 31, 2006
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00114)   $    (0.00071)
Proceeds from preferred stock               -             0.00199
Proceeds from common stock               0.00132              -
Net investment income                   (0.00273)        (0.00242)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00255)   $    (0.00114)

(1) Financial highlights as of September 30, 2007 and December 31, 2006 are based on 30,283,200 and 30,150,000 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 45,283,200 and 45,150,000 shares outstanding as of September 30, 2007, and December 31, 2006, respectively, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at March 20, 2006.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

On July 24, 2006, the Company filed a Form 1-E Notice with the SEC advising


                                   F-10
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                (unaudited)

Note 6.    Financial Highlights (Continued)

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of September 30, 2007, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, from our Investment Committee and from management

Results of Operations

For the quarter ended September 30, 2007, we incurred consulting expenses of $28,500, rent expense of $2,650 and other expenses totaling $2,793, compared to consulting expenses of $15,000, rent expense of $1,350 and other expenses totaling $5,332 for the quarter ended September 30, 2006. Our total expenses were $33,943 and $21,682, respectively for the quarters ended September 30, 2007 and 2006. We had no income reported for either quarter.


                                     -5-
Financial Highlights

Financial highlights of the Company for the period ending September 30, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any investment activity and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended September 30, 2007.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2007.

Operating Expenses

Operating expenses are broken down as follows:

            Consulting expenses               $   28,500
            Rent                                   2,650
            Other expenses:

                Accounting fees       2,333
                Bank fees                51
                Miscellaneous           409
                                    ---------
                                                   2,793
                                                 --------
   Total operating expense                        33,943

The consulting expenses were paid or due to our CEO, under his Consulting Agreement through CF Consulting, LLC ($28,500), pursuant to a Consulting Agreement under which Robert Hipple serves as our CEO and CFO for a monthly fee of $7,500 plus a bonus. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services under the same
Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties.
                                     -6-
Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006 and $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2007 compared to $0 for the quarter ended September 30, 2006 and $0 for the year ended December 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2007 and the twelve months ended December 31, 2006, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of October 31, 2007, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material

                                     -7-
information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such responsibility is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting.Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2007, the Company did not issue any securities.
                                     -8-
Item 3. Defaults Upon Senior Securities.

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

_/s/__Robert Hipple____                November 14, 2007
Robert Hipple
Chief Executive Officer





















                                       -9-