Form 10-K
period 2007-12-31
American Development & Investment Fund, Inc.
filed 2008-04-14
CIK 1096935

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2007

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 12, 2008, was 34,283,200 shares.

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

None.





                              TABLE OF CONTENTS
	                              PART I
	Item 1.  Business.............................................  1

	Item 1A  Risk Factors ........................................ 11

	Item 1B  Unresolved Staff Comments ........................... 14

	Item 2.  Properties .......................................... 14

	Item 3.  Legal Proceedings.................................... 14

	Item 4.  Submission of Matters to a Vote of Security Holders.. 14

	                             PART II
	Item 5.   Market for Registrant?s Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities ......................................... 14

	Item 6.   Selected Financial Data............................. 15

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 16

	Item 7A. Quantitative and Qualitative Disclosure about
               Market Risk.......................................... 18

	Item 8   Financial Statements and Supplementary Data.......... 18

	Item 9.  Changes in and Disagreements with Accountants
		   on Accounting and Financial Disclosure .............. 18

	Item 9A(T). Controls and Procedures........................... 18

	Item 9B. Other Information.................................... 19

	                            PART III
	Item 10  Directors, Executive Officers and Corporate
               Governance .......................................... 19

	Item 11. Executive Compensation............................... 22

	Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters........... 24

	Item 13. Certain Relationships and Related Transactions and
               Director Independence ............................... 25

	Item 14. Principal Accountant Fees and Services............... 28

	Item 15. Exhibits, Financial Statement Schedules.............. 28

Index to Financial Statements....................................... 29

Financial Statements............................................... F-1

Signatures.......................................................... 30



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

On March 20, 2006, the Company filed a Certificate of Designations for Class A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for working capital. The new Class A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Class A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Class A Convertible Preferred Stock automatically converts into common stock following the second anniversary of its issue.

The conversion of the Series A Convertible Preferred Stock occurred automatically in April, 2008 with the issue of 4 million common shares for the 1 million Series A Convertible Preferred shares issued.

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

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 of the common shares held by it in private sale transactions, and also transferred 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons). In December, 2007, Enterprise Partners transferred the remaining 268,481 shares of our Series A Convertible Preferred Stock to the same debenture holders.

Enterprise Partners, LLC now holds 10,558,267 shares of our common stock, representing approximately 35 percent of our undiluted common stock outstanding.

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares then outstanding. This forward split has been reflected retroactively on our financial statements.

A total of 133,200 common shares of the Company were issued in January, 2007 for cash consideration of $39,960. No preferred shares were issued in 2007.

During 2007 the Company did not undertake any portfolio investments or engage in any merger or acquisition activity, or the acquisition or disposition of any material asset. The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a Business Development Company.

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

Managerial Assistance. As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our
portfolio companies.   This assistance will typically involve:

*	monitoring the operations of our portfolio companies,
*	participating in their board and management meetings,
*	consulting with and advising their officers,
*	providing other organizational and financial guidance, and
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

Competition

Our primary competitors are able to provide financing to target companies, and will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have.
We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

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


THE COMPANY IS AUTHORIZED TO ISSUE PREFERRED STOCK

 	The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. As of the date of this report, the Series A Convertible Preferred shares converted automatically into common shares on the basis of 4 common shares for each share of Series A Convertible Preferred stock outstanding, or a total of 4 million common Shares. As a result, there are no preferred shares outstanding as of the date of this report.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Cocoa, Florida from CF Consulting, LLC., an independent consultant to the Company by which our interim CEO and CFO, Robert Hipple, is employed, for $550 per month commencing in March, 2007. This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2007.

                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market information. During 2007, no shares of stock of the Company were listed or admitted for trading on any national exchange or on the over-the counter markets, and there was no established public trading market for our common stock. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.
(b) Holders. As of March 29, 2008, there were approximately 35 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. Although the Company has two authorized equity compensation plans approved by its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans. The By-laws of the Company prohibit the grant or award of any such options, grants, warrants or other awards so long as the Company maintains its election to be treated as a business development company. Under the rules regulating a business development company under the Investment Company Act of 1940, the Company may not issue or award any such options, grants, warrants or other incentive compensation awards because it also has a capital gains based incentive in effect with its investment adviser, American Development & Investment Advisers, LLC.

	The following table sets forth, as of the year ended December 31, 2007, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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

During 2006, after the election to be treated as a BDC, and for all of 2007, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are provided in the financial statements included in this report

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2007, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2007, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred over $100,000 in expenses in connection with its Business Development Company operations.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2007 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2007.

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2007.



Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the years ended December 31, 2007 and 2006.

Operating Expenses:                                 2007           2006
             Consulting expenses               $   85,000      $  50,000
             Rent                                   5,400          4,500
             Audit fees                            11,082         14,900
             Other expenses:
                Bank fees                               -            251
                Filing fees                             -            775
                Office supplies                       477            233
                Postage and delivery                    -             62
                Registered agent                        -            135
                Transfer agent                       2,245         2,325

   Total operating expense                      $  104,204        73,181

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement under which Robert Hipple serves as our CFO and Chief Compliance Officer for a monthly fee of $7,500, The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement. The remaining expenses were paid or due to non-affiliated parties, including $11,082 in professional fees to our independent audit firm for audit services and $2,245 owed to our transfer agent for issuing of stock and related services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2007 compared to $0 for the year ended December 31, 2006. Net unrealized appreciation totaled $0 for the year ended December 31, 2007 compared to $0 or the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on July 24, 2006, amended on January 9, 2007 to comply with SEC comments, and accepted subscriptions for a total of 133,200 common shares, representing $39,960 in additional working capital. We generated no cash flows from operations during 2007. In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Going Concern

The Company?s ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and acquiring suitable portfolio investment companies. The Company currently has no revenue and minimal cash reserves. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2007, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our interim CEO, CFO and President Robert Hipple as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange
Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Hipple concluded that, as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

	There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in ?Internal Control Over Financial Reporting ? Guidance for Smaller Public Companies? issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2007, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2007 covered by this report, their ages and positions held in the Company, are listed below.

      Name   				 Age		     Position
John Kelly                           43         Director
Adam Mayblum		             43         Director
David Brant 		             41         Director
David Dallow			       37         Director
Robert Hipple		             63         Interim CEO/CFO, Director


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

Adam Mayblum, Director, co-founded ADIF Advisors, LLC and is a principal and founder of Enterprise Partners, LLC. Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management.

Robert Hipple serves as interim Chief Executive and Financial Officer of the Company on a consulting basis. Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director,
for several public (NYSE, AMEX and NASDAQ) companies.   He also has extensive
experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San
Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He is also contract Chief Financial Officer for Neptune Industries, Inc., an OTC BB traded
(NPDI) company in the aquaculture business based in Boca Raton, Florida and as Chief Financial Officer of United EcoEnergy Corp., a BDC concentrating in the alternative energy market.

David Brant, Director, is Senior Vice President and CFO of Legent Clearing. Prior to joining Legent Clearing, Mr. Brant served as Vice President and Controller in the Independent Brokerage Group at Wachovia Securities, which included the correspondent clearing division, First Clearing, LLC. He has over 10 years of securities industry experience and currently holds the 7, 24, 27, and 66 licenses. He is an active CPA in the State of Nebraska.

David Dallow, Director has over 13 years experience in the securities industry, including management positions at NYSE member and non-member firms. Currently, he is head trader at Oscar Gruss and Son, Inc. Mr. Dallow began his career as a retail producer specializing in public venture capital. He quickly attained the positions of Managing Director and Sales Manager, overseeing the training and supervision of large sales forces. Thereafter, Mr. Dallow moved into equities trading and sales trading, rising to the level of Head Trader for a NYSE member firm. In this role he has gained valuable experience in sales, trading and compliance.

POTENTIAL CONFLICTS OF INTEREST

	For all periods subsequent to the Company election to operate as a BDC on March 20, 2006, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in June, 2008.

SIGNIFICANT EMPLOYEES

None, other than the sole officer of the Company listed above, who acts as an officer pursuant to a consulting agreement.

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2007 and 2006 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, serve in those capacities on a contract basis, through a consulting agreements with CF Consulting, LLC. The Company has incurred a total of $85,000 in consulting fees under its agreement in 2007. The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the compensation payable under the Investment Advisory Agreement with American Development & Investment Advisors, in which Mr. Mayblum is a 50 percent member. Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2007 and 2006 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

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

                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP   ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS    COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)      ($)
----------------------------------------------------------------------------------------------------
Stephen M. Siedow   2006    $ -0-    None	 8,120          None	 None	 None	 $ -0-   $ -0-
 Former Chairman,   2005    $ -0-    None	 None	        None	 None	 None	 $ -0-   $ -0-
 President/CFO	     2004    $ -0-    None	 None	        None	 None	 None	 $ -0-   4 -0-

Robert Hipple       2007    $ -0-    None     None           None   None    None    $ -0-   $ -0-
CEO/CFO             2006      -0-    None     None           None   None    None      -0-     -0-
                    2005     NA      NA        NA             NA     NA      NA       NA     NA

Mr. Hipple is employed by CF Consulting LLC which has a consulting agreement with the Company to provide various services for an amount equal to $7,500 per month in 2007. Mr. Hipple is not paid any amounts directly or indirectly by the Company.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2007, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2007.

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


   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
John Kelly		         Director	             20,000               --
1227 Harbor Drive
Delray Beach, FL 33483

Adam Mayblum		   Director(1)	    8,390,567               27.7
50 Andrew Lane
New Rochelle, NY 10804

David Brant		         Director		       20,000               --
6314 South 174th Street
Omaha, NE 68135-3239

David Dallow    		   Director			 20,000               --
181 Plymouth Drive
Scarsdale, NY 10583

Robert Hipple		   Director, CEO/CFO	     --               --
409 Brevard Avenue         Secretary/Treasurer
Cocoa, Fl 32922

*All directors & officers		          8,450,567               27.9
 as a group (5 persons)

Enterprise Partners, LLC			   10,558,267               34.9
50 Andrew Lane
New Rochelle, NY 10804

Patrick Donelan(2)                            8,590,567               28.4
3570 Lakeview Drive
Delray Beach, FL 33445

 (1)	Adam Mayblum is a 50 percent owner of Enterprise Partners, LLC, which owns 10,558,267 shares of common stock and therefore may be considered the beneficial owner of an additional 5,279,133 common shares. Mr. Mayblum also is the custodian of 600,000 shares held for the benefit of his three minor children and therefore may be considered the beneficial owner of those shares.
(2) Patrick Donelan is a 50 percent owner of Enterprise Partners, LLC, which owns 10,558,267 shares of common stock and therefore may be considered the beneficial owner of an additional 5,279,133 common shares. Mr. Donelan also is the custodian of 400,000 shares held for the benefit of his two minor children and therefore may be considered the beneficial owner of those shares.

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

       During 2007 and 2006, the Company incurred administrative and accounting fees of approximately $-0- and $6,168 for services performed by the then Company president and for expenses paid by the then president on behalf of the Company.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2007 or 2006. Mr. Hipple, the Company interim President and CEO/CFO, received no direct compensation from the Company. CF Consulting, LLC, through which Mr. Hipple serves as CEO, earned a total of $85,000 in consulting fees during 2007. CF Consulting, LLC also is owed payments totaling $5,400 in rent for office space and serves under a sub-lease agreement, at the rate of $450 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2007 or 2006, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

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

     (b) The Incentive Fee consists of two parts, as follows:

          (i) One part will be calculated and payable quarterly in arrears based on the pre-Incentive Fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-Incentive Fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, consulting fees that the Corporation receives from portfolio companies, but excluding fees for providing managerial assistance) accrued by the Company during the calendar quarter, minus the operating expenses of the Company for the quarter (including the Base Management Fee, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash and includes the proportionate share of the portfolio companies net income allocable to equity holdings that has not been distributed as dividends. Pre-Incentive Fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income, expressed as a rate of return on the value of the Corporations net assets at the end of the immediately preceding calendar quarter, will be compared to a hurdle rate of 1.75% per quarter (7% annualized). The
Company will pay the Adviser an Incentive Fee with respect to the pre-Incentive Fee net investment income in each calendar quarter as follows:
(1) no Incentive Fee in any calendar quarter in which the pre-Incentive Fee net investment income does not exceed the hurdle rate; (2) 100% of the pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and (3) 20% of the amount of the pre-Incentive Fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized). These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $11,082 and $14,900, respectively.

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

3.1	Certificate of Incorporation of the Company as filed with the
	Nevada Secretary of State on February 28, 1997 ........................	2

3.4	Bylaws of the Company .................................................	2

4.1	Specimen common stock certificate......................................	2

10.1	1997 Compensatory Stock Option Plan of the Company.....................	2

10.2	1997 Employee Stock Compensation Plan of the Company...................	2

31    Certification of the Chief Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............. 3

32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002 ......................	3

Reference

1     Filed as an Exhibit to the Proxy Statement dated July 21, 2006
2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3     Filed herewith as an exhibit.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2007 and 2006....................   F-2
	Statements of Operations for the years ended December 31, 2007
          and 2006.......................................................   F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
	    years ended December 31, 2007 and 2006.........................   F-4
	Statements of Cash Flows for the years ended December 31, 2007 and
          2006...........................................................   F-5
	Notes to Financial Statements .....................................   F-6




FINANCIAL INFORMATION
Item 1.  Financial Statements.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Development & Investment Fund, Inc.

We have audited the accompanying balance sheets of American Development & Investment Fund, Inc. as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders? equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Development & Investment Fund, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders? deficits which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP



April 12, 2008
Winter Park, Florida


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2007	              2006
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $           (41)      $     12,036
                                              -----------       ------------
Total Current Assets                                  (41)            12,306
  Other Assets:
    Investments in Portfolio Companies                  -                  -
                                              -----------       ------------
Total Assets                              $           (41)             12,306
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
Liabilities:
    Accounts payable                      $        90,702       $      1,075
    Due to affiliate                                7,950              5,450
    Subscription deposit				        -             39,960
                                               -----------       ------------
     Total current Liabilities                     98,652             46,485
     Long term Liabilities:                             -                  -
                                              -----------       ------------
Total Liabilities                                  98,652             46,485
                                              -----------       ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 30,283,200 shares at
    December 31, 2007 and 30,150,000
    at December 31, 2006                           30,283             30,150
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 1,000,000 shares at
    December 31, 2007 and December 31, 2006,
    respectively                                    1,000              1,000

  Additional paid-in capital                       85,665             45,838
  Accumulated deficit                            (215,641)          (111,437)
                                              ------------      -------------
  Total Stockholders? Equity (Deficit):           (98,693)           (34,449)
                                              ------------      -------------
  Total Liabilities and
    Stockholders? Equity (Deficit):       $           (42)      $     12,036
                                              ===========        ===========
Net Asset value per common share          $      (0.00033)      $   (0.00040)



The accompanying notes are an integral part of these financial statements.


                      AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2007

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
                                             ======== =========  ===========








































The accompanying notes are an integral part of these financial statements



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                    For the years ended December 31,
                                        2007              2006
                                     ----------         -----------
Investment income:
  Interest income                   $        -        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                     ----------         -----------
Total income                                 -                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         -----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expenses               85,000              50,000
      Rent expense                       5,400               4,500
      Professional fees                 11,082              14,900
      Transfer agent                     2,245               2,325
      Other expenses                       477               1,456
                                     ----------         -----------
Total operating costs                  104,204              73,181
                                     ----------         -----------
Net investment loss                   (104,204)            (73,181)
                                     ----------         -----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                     ----------         -----------
Net decrease in stockholders?
   equity resulting from
   operations                       $ (104,204)         $  (73,181)
                                     ==========         ===========
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                       $  (0.0034)          $ (0.0024)
                                     ==========         ===========
Weighted number of common shares
   outstanding-basic                30,283,200          30,150,000
                                    ===========         ===========
Weighted number of common shares
    outstanding-diluted             45,283,200          45,150,000
                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.



               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
              STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2007 AND 2006

                                                                                 Deficit
           							             Additional  Accumulated
	  	                     Common Stock     Preferred Stock   Paid in      from
                               Shares     Amount    Shares     Amount  Capital   Inception   Total
                            ------------------------------------------------------------------------
Balances, December 31, 2005	 301,500      301  	                  16,687    (38,256)  (21,268)
	Stock split
       (100 for 1)          30,150,000   29,849                      (29,849)                   -
         Issuance of
       Convertible Preferred                       1,000,000  1,000   59,000                60,000
       Net loss                                                                  (73,181)  (73,181)
                              ----------------------------------------------------------------------
Balances, December 31, 2006 30,150,000   30,150    1,000,000  1,000   45,838  (111,437)   (34,449)
	Issuance of stock       133,200      133            -      -  39,827          -     39,960
        Net loss                      -       -             -              -  (104,204)  (104,204)
                            ------------------------------------------------------------------------
                             30,283,200  30,283    1,000,000  1,000  85,665   (215,641)   (98,693)
                              ======================================================================

                     See notes to financial statements
































               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED
                       DECEMBER 31, 2007 and 2006

                                             For the years ended
                                       December 31, 2007    December 31, 2006
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                       $   (104,204)     $     (73,181)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    by operating activities:
    Accounts payable                            89,627              1,075
    Due to affiliate                             2,500              5,450
    Due to shareholder                               -            (21,268)
                                            -----------         ----------
Net cash used by operating activities          (12,077)           (87,924)
                                            -----------         ----------
Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       39,960             60,000
Subscription deposit                           (39,960)            39,960
                                            -----------         ----------
Net cash provided (used) by financing
    activities                                       -             99,960
                                            -----------         -----------
Net increase (decrease) in cash                (12,077)            12,036
Cash, beginning of period                       12,036                  -
                                            -----------          ----------
Cash, end of period                       $        (41)       $    12,036
                                            ===========         ===========









The accompanying notes are an integral part of these financial statements.






                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 1. Organization and Financial Statement Presentation

American Development & Investment Fund, Inc. (the Company) a Nevada corporation was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006. Prior to the election to be treated as a BDC, the Company had been a development stage company and had not engaged in any operating business activity. As a result of the election to be treated as a BDC under the 1940 Act and the commencement of its operations as a BDC, the Company was no longer a shell company and filed the necessary information regarding the change of its status in its Form 10-K report for the year ended December 31, 2005.

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

The Company has not chosen to focus on investments in companies in any particular market or industry, but expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in qualified portfolio companies. At December 31, 2007, the Company had no net assets invested in portfolio companies.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the instructions to Form 10-K, including Regulation S-X. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2007)(the Audit Guide).








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

No common shares were issued during the quarter ending December 31, 2007.

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 2. Significant Accounting Policies (continued)

estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 2. Significant Accounting Policies (continued)

liabilities. At December 31, 2007, the Company has approximately $215,641 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2007, the Company did not have any consolidated subsidiaries.

Financial instruments:
The fair values of all financial instruments approximate their carrying values.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued FAS No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R)
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 2. Significant Accounting Policies (continued)

is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

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

Under the terms of the original Agreement, the Base Management Fee would not be lower than $25,000 per month for the first two years of the term of the Agreement; however, the Investment Advisor agreed with the Company to eliminate the minimum fee, and the Company amended the Agreement accordingly.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 7and 2006

Note 4. Related Party Agreements and Transactions (Continued).

The Amended Investment Advisory Agreement was submitted to the shareholders of the Company for approval on June 30, 2006. The common shareholders, other than Enterprise Partners which abstained, unanimously approved the Amended Investment Advisory Agreement and the appointment of American Development & Investment Advisers, LLC as the investment adviser for the Company.

No investment advisory fees have been accrued for the year ended December 31, 2007.

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

Note 5.    Stockholders? Equity (Deficit).

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2005 to December 31, 2007:

                                                                    Additional
                                     Shares            Par Value      Paid-in   Accumulated
                               Common    Preferred Common    Preferred  Capital   Deficit     Total
                              --------- --------- ---------  ---------  --------  --------  --------
Balances, December 31, 2005	 301,500  	   -  $    301   $    -  $  16,687 $ (38,256) $(21,268)
	Stock split
       (100 for 1)          30,150,000               29,849        -    (29,849)        -         -
         Issuance of
        Convertible Preferred            1,000,000              1,000    59,000              60,000
        Net loss                                                                  (73,181)  (73,181)
                              ----------------------------------------------------------------------
Balances, December 31, 2006 30,150,000   1,000,000  $30,150   $ 1,000   $45,838 $(111,437) $(34,449)
        Issuance of stock      133,200                  133         -    39,827          -   39,960
        Net loss                      -          -        -         -         -  (104,204) (104,204)
                            ------------------------------------------------------------------------
                             30,283,200  1,000,000   30,283     1,000    85,665  (215,641)  (98,693)
                              ======================================================================

The Series A Convertible Preferred Stock is $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. No conversion may occur until after one year from the date of issue. The Company may redeem the Series A Convertible Preferred Stock in whole or in part beginning 181 days after issue at $0.75 per share, and after 365 days from issue at $0.95 per share. The Series A Convertible Preferred Stock automatically converts into common stock following the second anniversary of
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 5.    Stockholders? Equity (continued)

issue, at the formula price if not redeemed prior to that date. In April, 2008, the Series A Convertible Preferred Stock automatically converted into 4 million shares of common stock, as a result of which, there are 34,283,200 shares of common stock and no shares of preferred stock issued and outstanding as of April 12, 2008.

In August, 2006, Enterprise Partners, LLC, our majority common shareholder and the sole holder of our Series A Convertible Preferred Stock, transferred 18,061,133 shares of the common shares held by it, and also conveyed 731,519 of the Series A Convertible Preferred shares held by it to its debenture holders (23 persons). In December, 2007, Enterprise partners transferred the remaining shares of preferred stock to the same debenture holders. As a result of these transactions, Enterprise Partners, LLC holds 10,558,267 shares of our common stock, representing approximately 35 percent of our undiluted common stock outstanding on maximum conversion of the Series A Convertible Preferred Stock.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2007 and December 31, 2006:

                            CHANGES IN NET ASSET VALUE
                                                 For the years ended
                                        December 31, 2007  December 31, 2006

                                        ----------------   -----------------
Net asset value at
    beginning of period (1)             $    (0.00114)   $    (0.00071)
Proceeds from stock sales                     0.00132          0.00199
Net investment income                        (0.00344)        (0.00242)
Net unrealized appreciation                         -              -
                                         -------------     --------------
Net asset value, end of period (2)      $    (0.00326)   $    (0.00114)

 (1) Financial highlights as of December 31, 2007 and December 31, 2006 are based on 30,283,200 and 30,150,000 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 45,183,200 shares outstanding as of December 31, 2007, based on conversion of the Series A Convertible Preferred Stock into 15 million common shares, the maximum conversion possible under the terms of the Series A Preferred Stock, and treating those shares as outstanding as of the date of their issuance at the end of March, 2006. In fact, the Series A Preferred Stock converted automatically to common stock on the basis of 4 common
Shares for each Series A Preferred share, or 4 million common shares.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

Note 6     FINANCIAL HIGHLIGHTS (continued)

share in each period. The total return is not annualized.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $215,641 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Dated April 14, 2008
					American Development & Investment Fund, Inc.

					      /s/ Robert Hipple
					By....................................
						Robert Hipple, Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ Robert Hipple
............................ Director, Chief Executive	      April 14, 2008
	 Robert Hipple        Officer, and Chairman

     /s/  David Dallow
............................   Director	            	April 14, 2008
	 David Dallow

    /s/  Adam Mayblum		Director				April 14, 2008
............................
	 Adam Mayblum

     /s/  David Brant       	Director				April 14, 2008
............................
       David Brant

     /s/  John Kelly    	Director				April 14, 2008
............................
	 John Kelly















ii

3

2

1

F-1


30