Form 10-Q
period 2008-03-31
American Development & Investment Fund, Inc.
filed 2008-05-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission File number 814-00721

       AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
          (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        90-0263041
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

     P.O. Box 307, Cocoa, FL                                  32923-0307
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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 1, 2008, was 34,283,200 shares.




                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2008 and December 31, 2007                 F-1
Schedule of Investments as of March 31, 2008                              F-2

Statements of Operations for the three-month periods ended
    March 31, 2008 and 2007                                               F-3
Statements of Cash Flows for the three month periods ended
    March 31, 2008 and 2007                                               F-4

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












PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            March 31, 2008    December 31,
2007
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $          (41)       $        (41)
                                             ------------       ------------
     Total Current Assets                            (41)                (41)
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $          (41)                (41)
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $       114,552        $    90,702
    Due to affiliate                                7,950              7,950
                                               ------------      ------------
     Total Short term Liabilities                 122,502             98,652

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                 122,502             98,652
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 34,283,200 and 30,283,200 shares
    at March 31, 2008 and December 31, 2007        34,283             30,283
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued no shares at March 31, 2008 and
    1,000,000 shares at December 31, 2007                -             1,000
  Additional paid-in capital                        82,665            85,665
  Accumulated deficit                             (122,543)         (215,641)
                                                ------------     ------------
  Total Stockholders?(Deficit):                   (121,468)          (98,693)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity:                    $         (41)      $       (41)
                                                ============     ============
Net Asset value per common share             $    (0.00357)      $
(0.00288)*

*Restated to reflect conversion of preferred stock into 4 million shares of common stock.

The accompanying notes are an integral part of these financial statements.






                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2008


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

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                      For the three months ended
                                 March 31, 2008          March 31, 2007
                                  (unaudited)              (unaudited)
                                 --------------          ---------------
Investment income:
  Interest income                $         -             $         -
  Dividend income                          -                       -
  Other income                             -                       -
                                   ----------              ----------
Total income                               -                       -
Operating expenses:
   Investment advisory fees
      Base fee                             -                       -
      Incentive fee                        -                       -
      Capital gains fee                    -                       -
                                    ----------             ----------
   Total investment
      advisory fees                        -                       -
   General & administrative:
      Consulting expenses             22,500                  17,500
      Rent expense                     1,350                   1,350
      Professional fees                    -                   3,833
                                    ----------             ----------
Total operating costs                 23,850                  22,683
                                    ----------             ----------
Net investment loss                  (23,850)                (22,683)
                                    ----------             ----------
Net realized income from
   disposal of investments                 -                       -
Net unrealized appreciation
   in investments                          -                       -
                                    ----------             ----------
Net decrease in stockholders?
   equity resulting from
   operations                      $  (23,850)             $ (22,683)
                                    ==========              ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations                      $ (0.00069)             $ (0.00075)
                                    ==========              ===========
Weighted number of common shares
   outstanding-basic               34,283,200              30,283,200
                                   ===========             ===========
Weighted number of common shares
    outstanding-diluted            34,283,200              34,283,200
                                   ===========             ===========


The accompanying notes are an integral part of these financial statements.





                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2008 and 2007
                              (unaudited)
                                             For the three months ended
                                          March 31, 2008     March 31, 2007
                                           (unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $     (23,850)     $     (22,683)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash provided
    (used)in operating activities:

    Increase in accounts payable                23,850            16,7830
    Decrease in amounts due affiliate               -               5,000
                                           ------------         -----------
Net cash used in operating activities               -                (900)

Net increase (decrease) in cash                     -                (900)
Cash, beginning of period                          (41)            12,036
                                            ------------          -----------
Cash, end of period                       $        (41)       $    11,136
                                            ============          ===========





















The accompanying notes are an integral part of these financial statements.







                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                (unaudited)

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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At March 31, 2008, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2007. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2007)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                (unaudited)

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ


                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2008, the Company has approximately $122,500 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.




                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                (unaudited)

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2008, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

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

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                (unaudited)

Note 4. Related Party Agreements and Transactions (Continued)

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

Amounts due to affiliate totaling $7,950 at March 31, 2008 represent short-term, non-interest bearing advances from a related company.

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

Note 5.    Stockholders? Equity.

The 1 million shares of convertible preferred shares outstanding at December
31,
2007 automatically converted into 4 million common shares during the quarter ended March 31, 2008. As a result, there were 34,283,200 common shares issued and no preferred shares issued as of March 31, 2008. There were no other changes in stockholders? equity during the quarter.

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the three months ended
March 31, 2008 and for the twelve months ended December 31, 2007:






                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                (unaudited)

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                     three months     twelve months
                                        ended            ended
                                    March 31, 2008  December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00288)   $    (0.00101)
Proceeds from common stock                  -             0.00117
Net investment income                   (0.00069)        (0.00304)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00358)   $    (0.00288)

(1) Financial highlights as of March 31, 2008 and December 31, 2007 are based on 34,283,200 fully diluted common shares outstanding, giving effect to the 100 for 1 forward split and the conversion of the preferred stock into 4 million common shares. The changes in net asset value for the year ended December 31, 2007 have been restated to reflect the full dilution effect of the conversion of the preferred shares in March 2008.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $2394491and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2007.

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

On March 20, 2006, the Company filed a Certificate of Designations for Class
A
Convertible Preferred Stock with the Nevada Secretary of State and the Board of
Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for working capital. The Class A Convertible Preferred Stock was $0.001 par value stock, and may be converted into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than
15
common shares for each preferred share converted, or a maximum of 15 million common shares, with an automatic conversion two years after the date of issue.
The Class A Convertible Preferred Stock automatically converted into common stock following the second anniversary of issue, in March 2008, at an agreed conversion of four shares of common stock for each share of preferred stock outstanding.

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of March 31, 2008, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management

Results of Operations

For the quarter ended March 31, 2008, we incurred consulting expenses of $22,500, rent expense of $1,350 and no other expenses compared to consulting expenses of $17,500, rent expense of $1,350 and other expenses totaling $3,833 for the quarter ended March 31, 2007. Our total expenses were $23,850 for the quarter ended March 31, 2008 and $22,683 for the quarter ended March 31, 2007. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2008.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2008.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses. Operating expenses totaled $23,850 for the quarter ended March 31, 2008 as compared to $22,683 for the quarter ended March 31, 2007.

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which it provides CEO, CFO and Chief Compliance Officer services for a monthly fee. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month under the same Consulting Agreement.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended March 31, 2008 compared to $0 for the quarter ended March 31, 2007 and $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2008 compared to $0 for the quarter ended March 31, 2007 and $0 for the year ended December 31, 2007.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2008 and the twelve months ended December 31, 2007, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of March 31, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of
1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended March 31, 2008. The 1 million outstanding shares of Series A Convertible Preferred Stock converted automatically into 4 million shares of common stock during the quarter ended March 31, 2008.

As a result, there were 34,283,200 common shares issued as of March 31, 2008 and no shares of preferred stock issued at March 31, 2008.

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

_/s/__Robert Hipple____                May 14, 2008

Robert Hipple
Chief Executive Officer