Form 10-Q
period 2008-06-30
American Development & Investment Fund, Inc.
filed 2008-08-15
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2008

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2008, was 34,408,000 shares.




                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of June 30, 2008 and December 31, 2007                  F-1
Schedule of Investments as of June 30, 2008                               F-2

Statements of Operations for the three-month and six-month
    periods ended June 30, 2008 and 2007                                  F-3
Statements of Cash Flows for the three-month and six-month
    periods ended June 30, 2008 and 2007                                  F-4

Notes to Financial Statements                                             F-5

Item 2.  Management Discussion and Analysis of Financial Condition
         and Results of Operations                                          2

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         5

Item 4.  Controls and Procedures                                            5

PART II.  OTHER INFORMATION                                                 6

Item 1.  Legal Proceedings                                                  6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        6

Item 3.  Defaults Upon Senior Securities                                    6

Item 4.  Submission of Matters to a Vote of Security Holders                7

Item 5.  Other Information                                                  7

Item 6.  Exhibits and Reports on Form 8-K                                   7


         Signatures                                                         7












PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            June 30, 2008    December 31, 2007
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $        3,797         $       (41)
                                              ------------       ------------
     Total Current Assets                          3,797)                (41)
Other Assets
     Investments in Portfolio Companies                 -                  -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $         3,797                (41)
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        10,910        $    90,702
    Due to affiliate                                3,550              7,950
                                               ------------      ------------
     Total Short term Liabilities                  14,460             98,652

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  14,460             98,652
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 34,407,600 and 30,283,200 shares
    at June 30, 2008 and December 31, 2007         34,408             30,283
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued no shares at June 30, 2008 and
    1,000,000 shares at December 31, 2007               -              1,000
  Additional paid-in capital                      200,990             85,665
  Accumulated deficit                            (246,061)          (215,641)
                                                ------------     ------------
  Total Stockholders?(Deficit):                   (10,663)           (98,693)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit)          $      3,797       $        (41)
                                                ============     ============
Net Asset value per common share             $    0.00031       $   (0.00288)*

*Restated to reflect conversion of preferred stock into 4 million shares of common stock.

The accompanying notes are an integral part of these financial statements.






                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                June 30, 2008


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
                                             ======== =========  ===========








































The accompanying notes are an integral part of these financial statements.
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                              For the three and six months ended
                            June 30, 2008               June 30, 2007
                             (unaudited)                 (unaudited)
                         3 months    6 months       3 months     6 months
                        ----------  ----------      ----------   ----------
Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses      -        22,500          22,500      40,000
      Rent expense           1,100       3,000           1,350       2,700
      Professional fees      5,583       5,583           2,333       6,166
      Other expenses           453         412               -           -
                          ----------  ----------      ----------  ----------
Total operating costs        7,136      31,495          26,183      48,866
                          ----------  ----------      ----------  ---------
Net investment loss         (7,136)    (31,495)        (26,183)    (48,866)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders?
   equity resulting from
   operations            $  (7,136) $  (31,495)      $(26,183) $  (48,866)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $ (0.00021) $ (0.00092)      $(0.00086) $(0.00161)
                          ==========  ===========     ===========  =========
Weighted number of common
   outstanding-basic      34,359,415  34,321,308      30,283,200  30,219,912
                          ==========  ===========     ===========  =========
Weighted number of common
    outstanding-diluted   34,359,415  34,321,308      45,283,200  42,982,343
                          ==========  ===========     ===========  =========

The common shares outstanding have been adjusted to reflect the conversion of 1,000,000 shares of preferred stock into 4,000,000 shares of common stock in April, 2008.
The accompanying notes are an integral part of these financial statements.

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          JUNE 30, 2008 and 2007
                              (unaudited)
                                              For the six months ended
                                          June 30, 2008     June 30, 2007
                                           (unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $     (31,495)     $     (48,866)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash provided
    (used)in operating activities:

    Increase (decrease) in accounts payable     (8,633)            41,616
    Increase (decrease( in amounts
      due affiliate                             (4,400)             2,500

    Decrease in subscription payable                  -           (39,960)
                                          -------------        ------------
Net cash used in operating activities          (27,262)           (44,710)

Cash flows from financing activities:
    Issue of common stock                       31,100             39,960
                                           ------------        ------------
Net cash from financing activities              31,100             39,960
                                           ------------        ------------
Net increase (decrease) in cash                  3,838             (4,750)
Cash, beginning of period                          (41)            12,036
                                            ------------       ------------
Cash, end of period                       $      3,797        $     7,286
                                            ============       ============

Significant non-cash transaction:

Accounts payable contributed to capital   $     87,350        $         -
                                            ============       ============














The accompanying notes are an integral part of these financial statements.
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At June 30, 2008, the Company had not yet invested in any portfolio companies; however, the Company has entered into letters of intent to acquire three companies in the Internet marketing area, and has negotiated acquisition agreements for all three companies, which it expects to submit to its Board of Directors during the quarter ended September 30, 2008 for approval. The Company plans to concentrate on making investments in companies having annual revenues of less than $250 million and in transaction sizes of less than $25 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2007. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).
                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2008, the Company has approximately $246,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2008, the Company did not have any consolidated subsidiaries.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (?SFAS 162?), ?The Hierarchy of Generally Accepted Accounting Principles.? The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board (?PCAOB?) amendments to AU Section 411, ?The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.? We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

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

Note 3. Portfolio Investments

As required by the 1940 Act, we will classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally viewed to exist when a company or individual owns 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through ownership of an
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 3. Portfolio Investments (continued)

amount greater than 5% but less than 25% of the voting securities of the investee company. The Company currently has no controlled or affiliated investments.

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

Amounts due to affiliate totaling $3,550 at June 30, 2008 represent short-term, non-interest bearing advances from a related company.

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

Note 5.    Stockholders? Equity.

The 1 million shares of convertible preferred stock outstanding at December 31, 2007 automatically converted into 4 million common shares during the quarter ended June 30, 2008. As a result, there were 34,407,600 common shares issued and no preferred shares issued as of June 30, 2008. A total of 124,400 common
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED June 30, 2008
                                (unaudited)

Note 5.    Stockholders? Equity. (continued)

shares were issued during the quarter for consideration equal to $31,100 to unrelated parties in a private transaction. In addition, accounts payable totaling $87,350 was contributed to capital.

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2008 and for the twelve months ended December 31, 2007:

                       CHANGES IN NET ASSET VALUE
                                        For the          For the
                                      six months     twelve months
                                        ended            ended
                                    June 30, 2008  December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00288)   $    (0.00101)
Proceeds from common stock               0.00090          0.00117
Adjustment to retained earnings          0.00254              -
Net investment income                   (0.00092)        (0.00304)
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $     0.00036    $    (0.00288)

(1) Financial highlights as of June 30, 2008 and December 31, 2007 are based on 34,283,200 fully diluted common shares outstanding, giving effect to the 100 for 1 forward split and the conversion of the preferred stock into 4 million common shares. The changes in net asset value for the year ended December 31, 2007 have been restated to reflect the full dilution effect of the conversion of the preferred shares in April. The adjustment to retained earnings reflects the agreed reduction in accounts payable in the amount of $87,500, which was charged directly to retained earnings.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $246,061 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of June 30, 2008, we had not yet made any portfolio or other investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management

Results of Operations

For the quarter ended June 30, 2008, we incurred rent expense of $1,100, professional fees of $5,583 and other expenses of $453 compared to consulting expenses of $22,500, rent expense of $1,350 and professional expenses totaling $2,333 for the quarter ended June 30, 2007. Our total expenses were $7,136 for the quarter ended June 30, 2008 and $26,183 for the quarter ended June 30, 2007. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2008.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2008.

Operating Expenses

Our primary operating expenses consist of consulting, accounting and other operating and overhead-related expenses. Operating expenses totaled $7,136 for the quarter ended June 30, 2008 as compared to $26,183 for the quarter ended June 30, 2007.

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which it provided CEO, CFO and Chief Compliance Officer services for a monthly fee. The consulting agreement with CF Consulting LLC expired in April, 2008 and has not yet been renewed. Due to the delay in identifying the first portfolio acquisition, CF Consulting, LLC agreed to forego a total of $87,350 in accumulated fees due to it under the expired consulting agreement. This concession has been recorded as a reduction in accounts payable and an increase in paid-in capital. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $450 per month through April, 2008 and $550 per month commencing May 1, 2008.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the quarter ended June 30, 2008 compared to $0 for the quarter ended June 30, 2007 and $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2008 compared to $0 for the quarter ended June 30, 2007 and $0 for the year ended December 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended June 30, 2008 and the twelve months ended December 31, 2007, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of June 30, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 124,400 shares of common stock were sold to unrelated parties during the quarter ended June 30, 2008 in private transactions for total proceeds of $31,100. The 1 million outstanding shares of Series A Convertible Preferred Stock converted automatically into 4 million shares of common stock during the quarter ended June 30, 2008. The proceeds were used for operating expenses and payment of accrued liabilities.

As a result, there were 34,407,600 common shares issued as of June 30, 2008 and no shares of preferred stock issued at June 30, 2008.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company has executed Term Sheets to acquire three separate Internet based businesses, ColoradoNewHomes, Com, Inc., RealMart realty, LLC, and Custom Business Solutions International, Ltd. and also has entered into an agreement to raise the necessary capital to complete the acquisitions. Each of the Term Sheets has been incorporated into a final Acquisition Agreement agreed to by the respective Sellers, but the Acquisition Agreements have not yet been submitted to or approved by the Board of Directors of the Company. It is expected that the three Acquisition Agreements will be submitted to the Board of Directors before the end of August 2008.

Assuming the Acquisition Agreements are approved, the Company will then file separate Form 8-K reports with respect to each of the three proposed acquisitions.

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

_/s/__Robert Hipple____                August 14, 2008

Robert Hipple
Interim Chief Executive Officer
2

F-10

F-1

7