Form 10-Q
period 2008-09-30
American Development & Investment Fund, Inc.
filed 2008-11-14
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2008

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 1, 2008, was 34,407,600 shares.



                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of September 30, 2008 and December 31, 2007             F-1

Schedule of Investments as of September 30, 2008                          F-2

Statements of Operations for the three-month and nine-month
    periods ended September 30, 2008 and 2007                             F-3

Statements of Cash Flows for the nine-month periods ended
    September 30, 2008 and 2007                                           F-4

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






PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                              September 30,        December
31,
                                                2008	                 2007
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $         3,197       $       (41)
                                              ------------       ------------
     Total Current Assets                           3,197       $       (41)
Other Assets
     Investments in Portfolio Companies                 -                 -
                                              ------------       ------------
     Total Other Assets                                 -                 -
                                              ------------       ------------
Total Assets                              $         3,197       $       (41)
                                              ============       ============
Liabilities and Stockholders
  Equity (Deficit)
    Accounts payable                      $        10,910       $     90,702
    Due to affiliate                                3,550              7,950
                                              ------------      ------------
     Total current liabilities                     14,460             98,652

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                  14,460             98,652
                                               ------------     -------------
Commitments and contingencies

Stockholders Equity:
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 34,407,600 shares at
    September 30, 2008 and 30,283,200
    at December 31, 2007                            34,408            30,283
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 0 shares at September 30, 2008
    and 1,000,000 shares at December 31, 2007            -             1,000
  Additional paid-in capital                       113 740            85,665
  Accumulated deficit                             (159,411)         (215,641)
                                                ------------     ------------
  Total Stockholder Equity (Deficit):              (11,263)          (98,693)
                                                ------------     ------------
  Total Liabilities and
    Stockholders? Equity (Deficit):          $       3,197       $       (42)
                                                ============     ============
Net Asset value per common share             $   (0.000327)      $ (0. 00288)


The accompanying notes are an integral part of these financial statements.



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                September 30, 2008

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



                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                 For the three and nine months ended
                            September 30, 2008       September 30, 2007
                             (unaudited)                 (unaudited)
                         3 months    9 months       3 months     9 months
                        ----------  ----------      ----------   ----------

Investment income:
  Interest income      $       -    $       -      $        -    $       -
  Dividend income              -            -               -            -
  Other income                 -            -               -            -
                        ----------  ----------      ----------   ----------
Total income                   -            -               -            -
Operating expenses:
   Investment advisory fees
      Base fee                 -            -               -            -
      Incentive fee            -            -               -            -
      Capital gains fee        -            -               -            -
                         ----------  ----------      ----------  ----------
   Total investment
      advisory fees            -            -               -            -
   General & administrative:
      Consulting expenses      -        22,500          28,500      68,500
      Rent expense             550       3,550           2,650       5,350
      Professional fees        -         5,583           2,333       8,499
      Other expenses           150         562             460         460
                          ----------  ----------      ----------  ----------
Total operating costs          700      32,195          33,943      82,809
                          ----------  ----------      ----------  ---------
Net investment loss           (700)    (32,195)        (33,943)    (82,809)
                          ----------  ----------      ----------  ----------
Net realized income from
   disposal of investments     -             -              -            -
Net unrealized appreciation
   in investments              -             -              -            -
                          ----------  ----------      ----------  ----------
Net decrease in stockholders
   equity resulting from
   operations            $     (700) $ (32,194)      $ (33,943) $ (82,809)
                          ==========  ===========     ==========   =========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations            $ (0.000020)$(0.00094)      $(0.001120 $(0.00273)
                          ==========  ===========     ===========  =========
Weighted number of common
shares outstanding-basic  34,407,600 34,375,477      30,283,200 30,283,200
                          ========== ==========      ========== ==========
Weighted number of common
shares outstanding-diluted34,407,600 34,375,477      34,283,200 34,283,200
                          ========== ==========      ========== ==========

The accompanying notes are an integral part of these financial statements.


                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                 SEPTEMBER 30, 2008 and September 30, 2007
                               (unaudited)

                                             For the nine months ended
                                      September 30, 2008  September 30, 2007
                                            Unaudited)        (unaudited)
                                         ----------------- ----------------

 Cash flows from operating activities:

Net decrease in stockholders equity
    from operations                      $     (32,195)     $     (82,809)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash used in
    operating activities:

    Increase in accounts payable                 8,633              68,249
    Increase (decrease)in amounts due
        to affiliates                           (4,400)              2,500
    Decrease in subscription payable                 -             (39,960)
                                            ------------         -----------
Net cash used in operating activities          (27,962)            (52,020)

Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       31,200              39,960
                                            ------------         -----------
Net cash provided by financing activities       31,200              39,960
                                            ------------         -----------
Net (decrease) increase in cash                  3,238             (12,060)
Cash, beginning of period                          (41)             12,036
                                            ------------          -----------
Cash, end of period                       $      3,197        $        (24)
                                            ============          ===========



Significant non-cash transaction:

Accounts payable contributed as capital   $     87,350        $         -
                                            ============
============





The accompanying notes are an integral part of these financial statements.







                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                               (unaudited)

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

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer.

As a BDC, the Company also is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, but is not subject to Section 6 of Regulation S-X, which provides specific rules for financial reporting of registered investment companies.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At September 30, 2008, the Company had not yet invested in any portfolio Companies, but has entered into acquisition agreements to acquire three portfolio investment companies. See, Item 5. Other Information. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2008. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01. It is specifically not subject to Section 6 of Regulation S-X, governing the financial reporting of registered investment companies. The
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

Note 1. Organization and Interim Financial Statements (continued)

accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2008)(the Audit Guide).

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




                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At September 30, 2008, the Company has approximately $159,411 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2008, the Company did not have any consolidated subsidiaries.

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

                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

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

Amounts due to affiliate totaling $3,550 at September 30, 2008 represent short-term, non-interest bearing advances from a related company.



                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

Note 4. Related Party Agreements and Transactions (continued)

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

Note 5.    Stockholders? Equity.

No shares were issued during the quarter ended September 20, 2008 and there were no changes in stockholders? equity during the quarter ended September 30, 2007, except for the $32,195 decrease in stockholders? equity resulting from operations. In addition, $87,350 in accounts payable was contributed to capital in the quarter ended June 30, 2008.

Note 6.    Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2008 and for the twelve months ended December 31, 2007:

                       CHANGES IN NET ASSET VALUE
                                        For the          For the
                                      nine months     twelve months
                                        ended            ended
                                 September 30, 2008  December 31, 2007
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00288)   $    (0.00101)
Proceeds from common stock               0.00091          0.00117
Adjustment to capital                    0.00258              -
Net investment income                   (0.00094)        (0.002304
Net unrealized appreciation                 -                 -
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00033)   $    (0.00288)

(1) Financial highlights as of September 30, 2008 and December 31, 2007 are based on 34,283,200 and 34,150,000 common shares outstanding, respectively, giving effect to the 100 for 1 forward split. On a fully diluted basis, there would be 34,283,200 and 34,150,000 shares outstanding as of September 30, 2008, and December 31, 2007, respectively, based on conversion of the Series A Convertible Preferred Stock into 4 million common shares, the actual conversion under the terms of the Series A Preferred Stock, at March 20, 2008.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.


                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                (unaudited)

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $159,411 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



























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

For the quarter ended September 30, 2008, we incurred rent expense of $550, professional fees of $0 and other expenses of $150 compared to consulting expenses of $28,500, rent expense of $2,650 and professional expenses totaling $2,333 for the quarter ended September 30, 2007. Our total expenses were $700 for the quarter ended September 30, 2008 and $33,943 for the quarter ended September 30, 2007. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended September 30, 2008.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2008.

Operating Expenses

Our primary operating expenses consist of consulting, accounting and other operating and overhead-related expenses. Operating expenses totaled $700 for the quarter ended September 30, 2008 as compared to $33,943 for the quarter ended September 30, 2007.

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a Consulting Agreement under which it provided CEO, CFO and Chief Compliance Officer services for a monthly fee. The consulting agreement with CF Consulting,
LLC expired in April, 2008 and has not yet been renewed. Due to the delay in identifying the first portfolio acquisition, CF Consulting, LLC agreed to forego a total of $87,350 in accumulated fees due to it under the expired consulting agreement. This concession has been recorded as a reduction in accounts payable and an increase in paid-in capital. The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $550 per month through May 1, 2008.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our investment income totaled $0 for the quarter ended September 30, 2008 compared to $0 for the quarter ended September 30, 2007 and $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2008 compared to $0 for the quarter ended September 30, 2007 and $0 for the year ended December 31, 2007.
Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock, and from the sale of common shares in March, 2007, for a total of $39,960 and in the second quarter of 2008 in the amount of $31,100. We generated no cash flows from operations. In the future, we may fund a securities or secondary offering of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2008 and the twelve months ended December 31, 2007, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934).
Based on that evaluation, as of September 30, 2008, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of
1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 124,400 shares of common stock were sold to unrelated parties during the quarter ended June 30, 2008 in private transactions for total proceeds of $31,100. The 1 million outstanding shares of Series A Convertible Preferred Stock converted automatically into 4 million shares of common stock during the quarter ended June 30, 2008. The proceeds were used for operating expenses and payment of accrued liabilities. No common or preferred shares were issued during the three months ended September 30, 2008.

As a result, there were 34,407,600 common shares issued as of September 30, 2008 and no shares of preferred stock issued at September 30, 2008.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company has executed Term Sheets to acquire three separate Internet based businesses, ColoradoNewHomes, Com, Inc., RealMart realty, LLC, and Custom Business Solutions International, Ltd. and also has entered into an agreement to raise the necessary capital to complete the acquisitions. Each of the Term Sheets has been incorporated into a final Acquisition Agreement agreed to by the respective Sellers, and the Acquisition Agreements have been submitted to and approved by the Board of Directors of the Company. It is expected that the three acquisition Agreements will be closed by the end of the fiscal year, subject to obtaining the necessary funding.

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

_/s/__Robert Hipple____                November 14, 2008

Robert Hipple
Interim Chief Executive Officer