Form 10-K
period 2008-12-31
American Development & Investment Fund, Inc.
filed 2009-04-14
CIK 1096935

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

                      Commission file number 814-00721

         AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                        84-1517721
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

      1365 N. Courtenay Parkway, Suite A
            Merritt Island, FL                                 32953
 (Address of Principal Executive Offices)                    (Zip Code)

     409 Brevard Avenue, Cocoa, FL                             32922
             (Former address, if changed since last filing)

                              (321)-452-9091
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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 12, 2009 was 34,408,000 shares.

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

	Item 6.   Selected Financial Data............................. 15

	Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................. 15

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

	Item 14. Principal Accountant Fees and Services............... 27

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

On March 20, 2006, the Company filed a Certificate of Designations for Class A Convertible Preferred Stock with the Nevada Secretary of State and the Board of Directors authorized the issuance of 1 million shares of Class A Convertible Preferred Stock to Enterprise Partners, LLC, our then majority shareholder, in exchange for the cancellation of $60,000 in loans for funds advanced to the Company by Enterprise Partners LLC to pay off debts of the Company and for working capital. The new Class A Convertible Preferred Stock was $0.001 par value stock, and was convertible into common stock based on a formula under which conversion is equal to 1 divided by the 30 day trailing average stock price of the common shares at the time of the conversion election, but not more than 15 common shares for each preferred share converted, or a maximum of 15 million common shares. The conversion of the Series A Convertible Preferred Stock occurred automatically in April, 2008 with the issue of 4 million common shares for the 1 million Series A Convertible Preferred shares issued.

Effective March 20, 2006, the Company implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares then outstanding. This forward split has been reflected retroactively on our financial statements.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

During 2008, the Company did not complete any portfolio investments, or the acquisition or disposition of any material asset. The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a Business Development Company. We conducted extensive due diligence on a number of potential portfolio investments during 2008, and entered into investment and acquisition agreements with three separate companies, all in the Internet marketing markets. All three investments were scheduled to close before the end of 2008, but significant changes in the U.S. economy generally and the Internet marketing space in particular, which affected the results of operations of all three potential portfolio investments, resulted in the termination of the acquisitions in December, 2008.

The Company currently is negotiating a portfolio investment opportunity in the distressed retail operations acquisition and liquidation market. A letter of intent to acquire the portfolio company has been entered into and a draft acquisition agreement has been negotiated, and the Company anticipated a closing prior to March 31, 2009. Unfortunately, unexpected circumstances postponed the closing and it is now anticipated by the end of the Second Quarter.

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

We are not limited, as a BDC, to seeking portfolio investments in a particular market segment, and intend to seek investment in companies operating in a wide category of markets and business segments, including the alternative energy markets as well as medical devices and related markets.

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

Much of this work will be done by management and by our investment adviser, American Development Investment Advisors, LLC. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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

Competition

Our primary competitors which are able to provide financing to target companies, will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including additional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have.
We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

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

THE COMPANY IS UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED PORTFOLIO INVESTMENT TARGETS

The Company has not yet selected any particular Portfolio Company in which to concentrate its investment efforts. The directors and executive officers of the Company have had contact or discussions with several entities or representatives of entities regarding consummation of a Portfolio Investment, but have not yet successfully completed an investment. Accordingly, there is no basis to evaluate the possible merits or risks of a Portfolio Investment, and therefore risks of a currently unascertainable nature may arise when a specific Portfolio Company is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular Portfolio Company, there can be no assurance that the Company will properly ascertain or assess all such risks.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

	The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Merritt Island, Florida from CF Consulting, LLC., an independent consultant to the Company by which our contract CFO, Robert Hipple, is employed, for $550 per month commencing in January, 2009 for a two year term. This arrangement will continue until the Company raises funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company. There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2008.

                                   PART II

Item 5. Market for Registrant?s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market information.  The common shares of the Company have not been admitted for trading on any market. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b) Holders. As of March 15, 2009, there were approximately 45 holders of record of our common stock.

(c) Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d) Securities authorized for issuance under equity compensation plans. Although the Company has two authorized equity compensation plans approved by its shareholders in 1997, before it elected to be treated as a business development company, no stock options, grants, warrants or other awards have ever been made under the plans. The By-laws of the Company prohibit the grant or award of any such options, grants, warrants or other awards so long as the Company maintains its election to be treated as a business development company. Under the rules regulating a business development company under the Investment Company Act of 1940, the Company may not issue or award any such options, grants, warrants or other incentive compensation awards because it also has a capital gains based incentive in effect with its investment adviser, American Development Advisers, LLC.

	The following table sets forth, as of the year ended December 31, 2008, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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

During 2006 through 2008, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. The net loss, net loss per common share, net asset values, net asset value per common share, and related financial data as a BDC are provided in the financial statements included in this report

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2008, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2008, the Company made considerable efforts to carry out its business plan as a Business Development Company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred over $165,000 in expenses in connection with its Business Development Company operations, most of which related to the due diligence investigation of the three proposed portfolio acquisitions, and negotiating and entering into acquisition agreements, before the investments were abandoned in December 2008.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management
Results of Operations

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2008 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2008.

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2008.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies? assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the year ended December 31, 2008.

Operating Expenses

Operating expenses for the years ended December 31, 2008 and 2007 are broken down as follows:
                                                  2008           2007
                                               -----------    -----------
Operating Expenses:
             Consulting expenses               $   22,500     $   85,000
             Rent                                   5,200          5,400
             Audit fees                            10,749         11,082
             Other expenses:
                Bank fees                              61              -
                Office supplies                       150            477
                Transfer agent                        350          2,245
                                                  ---------     ---------
   Total operating expense                      $   39,010     $ 104,204

The consulting expenses were paid or due to CF Consulting, LLC, pursuant to a consulting agreement under which Robert Hipple served as our CFO and Chief Compliance Officer for a monthly fee of $7,500, which expired in April 2008.
The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment and related office services at the rate of $550 per month. The remaining expenses were paid or due to non-affiliated parties, including $10,749 in professional fees to our independent audit firm for audit services.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. Net unrealized appreciation totaled $0 for the year ended December 31, 2008 compared to $0 or the year ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated initially from an advance of $60,000 by our then major shareholder, Enterprise Partners, LLC, which was later paid by the issuance of 1 million shares of Series A Convertible Preferred Stock. We also undertook an exempt offering of our common shares pursuant to a Form 1-E Application and Notice filed with the SEC on March 10, 2008, and accepted subscriptions for a total of 124,800 common shares, representing $31,200 in additional working capital. We generated no cash flows from operations during 2008 In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2008, we did not engage in any hedging activities.

	Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

	Within 90 days prior to the filing of this Form 10-K, an evaluation was carried out by our CEO, and consulting CFO as of the end of the reporting period covered by this report, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our management concluded that, as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework in ?Internal Control Over Financial Reporting ? Guidance for Smaller Public Companies? issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective, based on those criteria.

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

None

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

	The persons who served as directors and executive officers of the Company through the period ending December 31, 2008 covered by this report, their ages and positions held in the Company, are listed below.

      Name   				 Age		     Position
John Kelly                           44         Director
Adam Mayblum		                  44         Director
David Brant 		                  42         Director
David Dallow			            38         Director
Robert Hipple		            64         Interim CEO/CFO, Director


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

Robert Hipple served as interim Chief Executive and Financial Officer of the Company on a consulting basis through the end of 2008. Mr. Hipple is an attorney, law professor and senior executive with 35 years experience as president and chief executive officer, chief financial officer and general counsel, as well as a director, for several public (NYSE, AMEX and NASDAQ)
companies.   He also has extensive experience with public mergers, acquisitions and capital raising, along with personal relations with investment banks, broker/dealers, and market makers, and has taught both taxation and federal securities law at Georgetown University Law School, Emory University Law School, the University of San Diego School of Law and Florida A&M University College of Law. Mr. Hipple also has been a Visiting Professor of Law at Florida A&M University College of Law, was President and CEO of International Trust & Financial Systems, Inc., a publicly traded financial services company in 2002 and 2003 and was Senior Vice President and General Counsel of Enesco, Inc., a New York Stock Exchange listed company based in the Chicago area from August 1999 to April 2001. He is also contract Chief Financial Officer of United EcoEnergy Corp., a BDC concentrating in the unrelated markets. Mr. Hipple resigned as an officer and director of the Company effective January 1, 2009, but continues to act as a consultant for the Company, through CF Consulting, LLC, and provides financial and compliance services as a consultant.

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

POTENTIAL CONFLICTS OF INTEREST

	For all periods subsequent to the Company election to operate as a BDC on March 20, 2006, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act. The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers. The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director. There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required. No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in June, 2009.

SIGNIFICANT EMPLOYEES

None.

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

Item 11.  Executive Compensation.

CASH and OTHER COMPENSATION

For the years ended December 31, 2008 and 2007 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Mr. Hipple, as interim CEO and CFO, served in those capacities on a contract basis, through a consulting agreements with CF Consulting, LLC which expired in April, 2008. The Company incurred a total of $22,500 in consulting fees through April, 2008 under the expired agreement. The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services, except for the compensation payable under the Investment Advisory Agreement with American Development & Investment Advisors, in which Mr. Mayblum is a 50 percent member. Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT to PLANS

	For the years ended December 31, 2008 and 2007 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

	The Company currently has in place an employee stock compensation plan and compensatory stock option plan. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

	The following table sets forth information concerning the compensation of the Company Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended
December 31, 2008, 2007 and 2006.

                               ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP  ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS  COMP.
     POSITION       YEAR<F1>($)<F2> ($)         ($)           ($)      (#)          ($)     ($)
---------------------------------------------------------------------------------------------------

Stephen M. Siedow   2008       na      na        na           na        na            na
na
                    2007       na      na        na           na        na            na
na
                    2006    $ -0-    None	 8,120          None	 None	 None	 $ -0-

$ -0-

Robert Hipple       2008    $ -0-    None     None           None   None    None    $ -0-
$ -0-
Interim CEO/CFO     2007    $ -0-    None     None           None   None    None    $ -0-
$ -0-
                    2006       na      na        na           na        na            na
na

Mr. Hipple is employed by CF Consulting LLC which had a consulting agreement with the Company to provide various services for an amount equal to $7,500 per month in 2007 and through April, 2008. Mr. Hipple is not paid any amounts directly or indirectly by the Company.

OPTION/SAR GRANTS

       No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2008, Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2008.

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

   Name and Address			       Amount & Nature
    of Beneficial				        of Beneficial		Percent
	 Owner     	          Position	    Ownership   		of Class
------------------------------------------------------------------------------
John Kelly		         Director	             20,000               --
1227 Harbor Drive
Delray Beach, FL 33483

Adam Mayblum		   Director(1)	    8,390,567               24.4
50 Andrew Lane
New Rochelle, NY 10804

David Brant		         Director		       20,000               --
6314 South 174th Street
Omaha, NE 68135-3239

David Dallow    		   Director			 20,000               --
181 Plymouth Drive
Scarsdale, NY 10583

Robert Hipple		    Former                  --                --
409 Brevard Avenue         Director, CEO/CFO
Cocoa, Fl 32922            Secretary/Treasurer

*All directors & officers		          8,450,567               24.4
 as a group (5 persons)

Enterprise Partners, LLC			   10,558,267               30.7
50 Andrew Lane
New Rochelle, NY 10804

Patrick Donelan(2)                            8,590,567               25.0
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

Item 13.  Certain Relationships and Related Transactions and Director
Independence.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2008 or 2007. Mr. Hipple, the Company interim President and CEO/CFO, received no direct compensation from the Company. CF Consulting, LLC, through which Mr. Hipple serves as CEO, earned a total of $85,000 in consulting fees during 2007 and $22,500 in 2008. CF Consulting, LLC also is owed payments totaling $550 in rent for office space and services under a sub-lease agreement, at the rate of $550 per month. There were no other transactions, or series of transactions, for the years ended December 31, 2008 or 2007, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted below.

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

	A copy of the Amended Investment Advisor Agreement with American

Development & Investment Advisors LLC is attached to the Proxy Statement filed with the SEC on July 21, 2006 as Appendix A.

	Mr. Mayblum and Mr. Donelan are also equal owners of United EcoEnergy Advisers, LLC, which serves as the investment adviser to United EcoEnergy Corp., a business development company focused on the alternative energy area. Mr. Mayblum and Mr. Donelan also are more than five percent shareholders in United EcoEnergy Corp., and Mr. Hipple, who was interim CEO/CFO of the Company, also serves as CFO of United EcoEnergy Corp. under a consulting agreement between that company and CF Consulting, LLC.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

	The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $10,749 and $11,082, respectively.

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

3.1	Certificate of Incorporation of the Company as filed with the
	Nevada Secretary of State on February 28, 1997 ........................2

3.4	Bylaws of the Company .................................................2

4.1	Specimen common stock certificate......................................2

10.1	1997 Compensatory Stock Option Plan of the Company.....................2

10.2	1997 Employee Stock Compensation Plan of the Company...................2

31    Certification of the Chief Executive and Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..............3

32    Certification of the Chief Executive Officer and Chief Financial
      Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ......................3

Reference

1     Filed as an Exhibit to the Proxy Statement dated July 21, 2006
2 Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3     Filed herewith as an exhibit.


INDEX TO FINANCIAL STATEMENTS

	Report of Independent Registered Public Accounting Firm............   F-1
	Balance Sheets as of December 31, 2008 and 2007....................   F-2
	Statements of Operations for the years ended December 31, 2008
          and 2007.......................................................   F-3
	Statements of Changes in Stockholders' Equity (Deficit) for the
	    years ended December 31, 2008 and 2007.........................   F-4
	Statements of Cash Flows for the years ended December 31, 2008 and
          2007...........................................................   F-5
	Notes to Financial Statements .....................................   F-6




FINANCIAL INFORMATION
Item 1.  Financial Statements.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Development & Investment Fund, Inc.

We have audited the accompanying balance sheets of American Development & Investment Fund, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders? equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the company?s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Development & Investment Fund, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP



April 13, 2009
Winter Park, Florida


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            December 31,         December 31,
                                                2008	              2007
                                            --------------- -----------------
Assets:
  Cash and cash equivalents               $           447       $       (41)
                                              -----------       ------------
Total Current Assets                                  447               (41)
  Other Assets:
    Investments in Portfolio Companies                  -                 -
                                              -----------       ------------
Total Assets                              $           447                (41)
                                              ===========       ============
Liabilities and Stockholders?
  Equity (Deficit)
Liabilities:
    Accounts payable (including $550
      To a related party                  $        14,976       $     90,702
    Due to affiliate                                3,550              7,950
                                              -----------       ------------
     Total current Liabilities                     18,526             98,652
     Long term Liabilities:                             -                  -
                                              -----------       ------------
Total Liabilities                                  18,526             98,652
                                              -----------       ------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 34,408,000 shares at
    December 31, 2007 and 30,283,200
    at December 31, 2007                           34,408             30,283
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
    issued 0 shares at December 31, 2008
    and 1,000,000 shares at December 31, 2007           -              1,000

  Additional paid-in capital                      202,164             85,665
  Accumulated deficit                            (254,651)          (215,641)
                                              ------------      -------------
  Total Stockholders? Equity (Deficit)            (18,079)           (98,693)
                                              ------------      -------------
  Total Liabilities and
    Stockholders? Equity (Deficit)        $           447       $        (41)
                                              ===========        ===========
Net Asset value per common share          $      (0.00053)      $   (0.00326)



The accompanying notes are an integral part of these financial statements.


                      AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                             SCHEDULE OF INVESTMENTS
                                December 31, 2008

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



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                    For the years ended December 31,
                                        2008               2007
                                     ----------         -----------
Investment income:
  Interest income                   $        -        $          -
  Dividend income                            -                   -
  Other income                               -                   -
                                     ----------         -----------
Total income                                 -                   -
Operating expenses:
   Investment advisory fees
      Base fee                               -                   -
      Incentive fee                          -                   -
Capital gains fee                            -                   -
                                     ----------         -----------
   Total investment
      advisory fees                          -                   -
   General & administrative:
      Consulting expense-related party  22,500              85,000
      Rent expense-related party         5,200               5,400
      Professional fees                 10,749              11,082
      Transfer agent                       350               2,245
      Other expenses                       211                 477
                                     ----------         -----------
Total operating costs                   39,010             104,204
                                     ----------         -----------
Net investment loss                    (39,010)           (104,204)
                                     ----------         -----------
Net realized income from
   disposal of investments                   -                    -
Net unrealized appreciation
   in investments                            -                    -
                                     ----------         -----------
Net decrease in stockholders?
   equity resulting from
   operations                       $  (39,010)         $ (104,204)
                                     ==========         ===========
Basic and diluted net decrease
   in stockholders? equity per
   common share resulting from
   operations                       $  (0.0012)          $ (0.0034)
                                     ==========         ===========
Weighted number of common shares
   outstanding-basic                33,049,593          30,283,200
                                    ===========         ===========
Weighted number of common shares
    outstanding-diluted             33,049,593          45,283,200
                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.




               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
          STATEMENT OF CHANGES IN STOCKHOLDERS? EQUITY (DEFICIT)
                          FOR THE YEARS ENDED
                      DECEMBER 31, 2008 AND 2007

                                                                Deficit
           							 Additional  Accumulated
	  	       Common Stock   Preferred Stock   Paid in    from
               Shares    Amount   Shares    Amount  Capital   Inception   Total
               ----------------------------------------------------------------
Balances,
12/31/ 2006   30,150,000  30,150  1,000,000  1,000  45,838  (111,437)  (34,449)
Issuance of
  stock          133,200     133        -      -    39,827        -     39,960
Net loss             -        -         -      -  (104,204) (104,204)       -
             ------------------------------------------------------------------
Balances,
12/31/2007   30,283,200   30,283  1,000,000  1,000  85,665  (215,641)  (98,693)
Issuance of
  stock         124,800     125         -      -    31,075        -     31,200
Conversion of
  preferred   4,000,000   4,000  (1,000,000)(1,000) (3,000)       -         -
Cancellation
  of payable        -        -          -      -    88,424        -     88,424
Net loss            -        -          -      -        -   (39,010)   (39,010)
             ------------------------------------------------------------------
Balances,
12/31/2008   34,408,000  34,408         -      -   202,164 (254,651)   (18,079)
             ==================================================================




The accompanying notes are an integral part of these financial statements



































               AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        STATEMENTS OF CASH FLOWS

                                             For the years ended
                                       December 31, 2008    December 31, 2007
                                        -----------------   ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                       $    (39,010)     $    (104,204)
Adjustments to reconcile net decrease
    in stockholders? equity from
    operations to net cash used
    by operating activities:
    Accounts payable                            12,698             89,627
    Due to affiliate                            (4,400)             2,500
                                            -----------         ----------
Net cash used by operating activities          (30,712)           (12,077)
                                            -----------         ----------
Cash flow from financing activities:
Net proceeds from issuance of common
    stock                                       31,200             39,960
Subscription deposit                                 -            (39,960)
                                            -----------         ----------
Net cash provided by financing
    activities                                  31,200                  -
                                            -----------         -----------
Net increase (decrease) in cash                    488            (12,077)
Cash, beginning of period                          (41)            12,036
                                            -----------          ----------
Cash, end of period                       $        447        $       (41)
                                            ===========         ===========

Supplemental information

Non-cash investing and financing
     Transactions

     Debt contributed to capital          $     88,424        $         -









The accompanying notes are an integral part of these financial statements.






                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 1. Organization and Financial Statement Presentation

American Development & Investment Fund, Inc. (the Company) a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.

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

The Company has not chosen to focus on investments in companies in any particular market or industry, but expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in qualified portfolio companies. At December 31, 2008, the Company had no net assets invested in portfolio companies.

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

No common shares were issued during the quarter ending December 31, 2008.
A total of 124,800 shares were issued during the year ended December 31, 2008.





                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At December 31, 2008 the Company has approximately $255,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.



                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 2. Significant Accounting Policies (continued)

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48, ?Accounting for Uncertainty in Income Taxes ? an Interpretation of FASB Statement 109.? FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

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

Cash and Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At December 31, 2008, the Company deposits did not exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Offering Costs:

Offering costs are expensed as incurred

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2008, the Company did not have any consolidated subsidiaries.

Financial instruments:
The fair values of all financial instruments approximate their carrying values.
                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosure about fair value measurements. FAS 157 is effective for our 2008 fiscal year. The adoption of this statement did not have a material effect on the Company's financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests.
The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 4. Related Party Agreements and Transactions.

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development & Investment Advisors, LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development & Investment Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, a more than 10 percent Common Stockholder at the end of the year. Mr. Mayblum also serves as a director of the Company.

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

No investment advisory fees have been accrued for the year ended December 31,
2008

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





                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 5.    Stockholders? Equity (Deficit).

The following table reflects the changes in the stockholders? equity (deficit) of the Company from December 31, 2006 to December 31, 2008:

                                                                Deficit
           							 Additional  Accumulated
	  	       Common Stock   Preferred Stock   Paid in    from
               Shares    Amount   Shares    Amount  Capital   Inception   Total
               ----------------------------------------------------------------
Balances,
12/31/ 2006   30,150,000  30,150  1,000,000  1,000  45,838  (111,437)  (34,449)
Issuance of
  stock          133,200     133        -      -    39,827        -     39,960
Net loss             -        -         -      -  (104,204) (104,204)       -
             ------------------------------------------------------------------
Balances,
12/31/2007   30,283,200   30,283  1,000,000  1,000  85,665  (215,641)  (98,693)
Issuance of
  stock         124,800     125         -      -    31,075        -     31,200
Conversion of
  preferred   4,000,000   4,000  (1,000,000)(1,000) (3,000)       -         -
Cancellation
  of payable        -        -          -      -    88,424        -     88,424
Net loss            -        -          -      -        -   (39,010)   (39,010)
             ------------------------------------------------------------------
Balances,
12/31/2008   34,408,000  34,408         -      -   202,164 (254,651)   (18,079)
             ==================================================================

In April, 2008, the Series A Convertible Preferred Stock automatically converted into 4 million shares of common stock, as a result of which, there were then 34,283,200 shares of common stock and no shares of preferred stock issued and outstanding. A total of 124,800 shares were issued during the second and third quarters of 2008 for consideration equal to $31,200 to unrelated parties in private transactions. In addition, an account payable from a related party totaling $88,424 was contributed to capital during 2008.

Note 6     FINANCIAL HIGHLIGHTS

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2008 and December 31, 2007:

                            CHANGES IN NET ASSET VALUE
                                                 For the years ended
                                        December 31, 2008  December 31, 2007
                                        ----------------   -----------------
Net asset value at
    beginning of period (1)             $    (0.00326)   $    (0.00114)
Proceeds from stock sales                     0.00103          0.00132
Conversion of preferred stock                 0.00026              -
Cancellation of payable                       0.00257              -
Net investment income                        (0.00113)        (0.00344)
Net unrealized appreciation                         -              -
                                         -------------     --------------
Net asset value, end of period (2)      $    (0.00053)   $    (0.00326)

 (1) Financial highlights as of December 31, 2008 and December 31, 2007 are based on 34,283,000 and 30,283,200 common shares outstanding, respectively.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

Note 6.    FINANCIAL HIGHLIGHTS (continued)

 (2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $254,641 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





SIGNATURES

	In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Dated April 14, 2009
					American Development & Investment Fund, Inc.

					      /s/ Robert Hipple
					By....................................
						Robert Hipple,
                                    Former Interim Chief Executive Officer


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Name				    Title		                 Date

     /s/ Robert Hipple             Former
............................ Director, and Interim	      April 14, 2009
	 Robert Hipple        Chief Executive Officer

     /s/  David Dallow
............................   Director	            	April 14, 2009
	 David Dallow

    /s/  Adam Mayblum		Director			April 14, 2009
............................
	 Adam Mayblum

     /s/  David Brant       	Director			April 14, 2009
............................
       David Brant

     /s/  John Kelly    	Director				April 14, 2009
............................
	 John Kelly