Form 10-Q
period 2009-03-31
American Development & Investment Fund, Inc.
filed 2009-05-15
CIK 1096935

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended March 31, 2009

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

                             (321)-452-9091
        (Registrants Telephone Number, Including Area Code)

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

	The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 1, 2009, was 34,408,000 shares.




                           TABLE OF CONTENTS
                                                                     PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets as of March 31, 2009 and December 31, 2008                 F-1
Schedule of Investments as of March 31, 2009                              F-2

Statements of Operations for the three month periods ended
    March 31, 2009 and 2008                                               F-3
Statements of Cash Flows for the three month periods ended
    March 31, 2009 and 2008                                               F-4

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












PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
                   AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                BALANCE SHEETS
                                            March 31, 2009    December 31, 2008
                                             (unaudited)
                                            --------------- -----------------
Assets:
Cash and cash equivalents                 $         7,666       $        447
                                             ------------       ------------
     Total Current Assets                           7,666                447
Other Assets
     Investments in Portfolio Companies                 -                   -
                                              ------------       ------------
     Total Other Assets                                 -                  -
                                              ------------       ------------
Total Assets                              $        7,666        $        447
                                              ============       ============
Liabilities and Stockholders?
  Equity (Deficit)
    Accounts payable                      $        18,505        $    14,976
    Due to affiliate                                3,550              3,550
    Accrued salaries                              206,250                  -
    Accrued payroll taxes                          16,797                  -
    Note payable                                   25,000                  -
                                               ------------      ------------
     Total Short term Liabilities                 270,102             18,526

    Long term Liabilities:                              -                  -
                                               ------------     -------------
Total Liabilities                                 270,102             18,526
                                               ------------     -------------
Commitments and contingencies

Stockholders? Equity (Deficit):
  Common stock, par value $0.001
    authorized 50,000,000 shares,
    issued 34,408,000 at March 31, 2009
    and December 31, 2008                          34,408             34,408
  Convertible preferred stock, par value
    $0.001, authorized 5,000,000 shares,
     None issue                                         -                  -
  Additional paid-in capital                      202,164            202,164
  Accumulated deficit                            (499,008)          (254,651)
                                                -----------      ------------
  Total Stockholders?(Deficit):                  (262,436)           (18,079)
                                                -----------      ------------
  Total Liabilities and
    Stockholders? Equity:                    $      7,666       $        447
                                                ===========     ============
Net Asset value per common share             $   (0.00763)      $   (0.00053)



The accompanying notes are an integral part of these financial statements.



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                     SCHEDULE OF INVESTMENTS (unaudited)
                                March 31, 2009


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


                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                           STATEMENTS OF OPERATIONS

                                      For the three months ended
                                 March 31, 2009          March 31, 2008
                                  (unaudited)              (unaudited)
                                 --------------          ---------------
Investment income:
  Interest income                $         -             $         -
  Dividend income                          -                       -
  Other income                             -                       -
                                   ----------              ----------
Total income                               -                       -
Operating expenses:
   Investment advisory fees
      Base fee                             -                       -
      Incentive fee                        -                       -
      Capital gains fee                    -                       -
                                    ----------             ----------
   Total investment
      advisory fees                        -                       -
   General & administrative:
      Consulting expenses             18,750                  22,500
      Officer salaries               206,250                       -
      Payroll taxes                   16,797
      Rent expense                     1,650                   1,350
      Professional fees                    -                       -
      Transfer agent fees                910                       -
                                    ----------             ----------
Total operating costs                244,357                  23,850
                                    ----------             ----------
Net investment loss                 (244,357)                (23,850)
                                    ----------             ----------
Net realized income from
   disposal of investments                 -                       -
Net unrealized appreciation
   in investments                          -                       -
                                    ----------             ----------
Net decrease in stockholders?
   equity resulting from
   operations                      $ (244,357)             $ (23,850)
                                    ==========              ==========
Basic and diluted net decrease
   in stockholder equity per
   common share resulting from
   operations                      $ (0.00710)             $ (0.00069)
                                    ==========              ===========
Weighted number of common shares
   outstanding-basic               34,408,000              34,283,200
                                   ===========             ===========
Weighted number of common shares
    outstanding-diluted            34,408,000              34,283,200
                                   ===========             ===========


The accompanying notes are an integral part of these financial statements.



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                         STATEMENT OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                          MARCH 31, 2009 and 2008
                              (unaudited)
                                             For the three months ended
                                          March 31, 2009     March 31, 2008
                                           (unaudited)        (unaudited)
                                         ----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders? equity
    from operations                      $    (244,357)     $     (23,850)
Adjustments to reconcile net decrease
    in stockholders equity from
    operations to net cash provided
    (used)in operating activities:

    Increase in accounts payable                 3,529             23,850
    Accrued officer salaries                   206,250                 -
    Accrued payroll taxes                       16,797                 -
                                            ------------         -----------
Net cash used in operating activities          (17,781)                -

Cash flows from financing activities:

    Note payable                                25,000                 -
                                            ------------         -----------
Net cash provided by financing activities       25,000                 -
                                            ------------         -----------

Net increase (decrease) in cash                  7,219                 -
Cash, beginning of period                          447)              (41)
                                            ------------          -----------
Cash, end of period                       $      7,666        $      (41)
                                            ============          ===========


Supplemental disclosures:

   Cash for interest                      $          -         $       -
   Cash paid for taxes                    $          -         $       -











The accompanying notes are an integral part of these financial statements.




                AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 1. Organization and Interim Financial Statements

American Development & Investment Fund, Inc. (American Development or the Company), a Nevada corporation, was organized in February, 1997 and filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs. The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act. As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer. As a BDC, the Company also is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At March 31, 2009, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

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

The following are significant accounting policies which will be consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A:

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


                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At March 31, 2009, the Company has approximately $499,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2009, the Company did not have any consolidated subsidiaries.

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services from each portfolio company.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against
                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 2. Significant Accounting Policies (continued)

larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of April 23, 2009, when the BDC election was filed. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Recent Accounting Pronouncements

Fair Value

  In September 2006, the Financial Accounting Standards Board (the ?FASB?) issued Statement of Financial Accounting Standards (?SFAS?) No.
157, ?Fair Value Measurement? (?SFAS 157?). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

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



                 AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an Investment Advisory Agreement with American Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, will manage the day-to-day operations of, and provide investment advisory services to, the Company. American Development Fund Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, And are officers of the Company. Mr. Mayblum also serves as a director of the Company.

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

Note 5.    Stockholders? Equity.

No shares were issued by the Company during the quarter ended March 31, 2009.



                  AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2009
                                (unaudited)
Note 6.    Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2009 and for the twelve months ended December 31, 2008:

                       CHANGES IN NET ASSET VALUE

                                        For the          For the
                                     three months     twelve months
                                        ended            ended
                                    March 31, 2009  December 31, 2008
                                    ---------------- -----------------
Net asset value at
    beginning of period (1)        $    (0.00053)   $    (0.00326)
Proceeds from common stock                  -             0.00103
Conversion of preferred stock               -             0.00026
Cancellation of payable                     -             0.00257
Net investment income (loss)            (0.00710)        (0.00113)
                                     -------------    --------------
Net asset value, end of period (2) $    (0.00763)   $    (0.00053)

(1) Financial highlights as of March 31, 2009 and December 31, 2008 are based on 34,408,000 fully diluted common shares outstanding.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Convertible Notes Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate, shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest are due September 30, 2009 and are convertible, in full or in part, at the option of the holder into shares of the Company?s common stock at a conversion price of $0.15 per share.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company?s financial position and operating results raise substantial doubt about the Company?s ability to continue as a going concern, as reflected by the accumulated deficit of $499,008 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management?s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2008.

Overview

We were incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group, Inc., and were a development stage company through the end of 2005, and until we changed its business model with the election to be treated as a business development company on March 20, 2006. On March 8, 2006, we changed our corporate name to American Development & Investment Fund, Inc., to reflect our new business model and plan.

Effective March 20, 2006, we implemented a 100 for 1 forward split of our outstanding common shares. As a result of the forward split, there were 30,150,000 common shares then outstanding. This forward split has been reflected retroactively on our financial statements.

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

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management

Managerial Assistance

As a business development company, we will offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Company expects to receive fee income for providing these services from each portfolio company.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then itmay do so only pursuant to a written contract approved by its Board of Directorsand containing certain required provisions. The Company, as a BDC, is not a registered investment company and in any event has no securities placed or maintained with such a member. Therefore, the Company does not have and has notfiled, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of March 31, 2009 filed. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Compliance Procedures

Rule 38a-1 issued under the 40 Act requires a business development company to adopt and implement written policies and procedures reasonably designed to prevent violations of the federal securities laws by the company, including policies and procedures that provide for the oversight of compliance by each investment adviser, principal underwriter, administrator, and transfer agent of the fund. The Company has not yet adopted or implemented these procedures but is in the process of doing so, and expects to have the compliance policies and procedures implemented by the end of the second quarter. Also, the Company currently has no principal underwriter or administrator.

Rule 38a-1 also requires that the Company appoint a Chief Compliance Officer to oversee the compliance with the written policies and procedures and to report periodically to the Company and its Board of Directors. The Company expects to name a Chief Compliance Officer no later than June 30, 2009.

Results of Operations

For the quarter ended March 31, 2009, we incurred consulting expenses of $18,750, rent expense of $1,650 and transfer agent fees of $910, compared to consulting expenses of $22,500, rent expense of $1,350 and no other expenses Effective January 1, 2009, we entered into employment agreements with our three principal officers, calling for annual salaries of $350,000, $250,000 and $250,000. A total of $206,250 in salaries were accrued as a result during the quarter, as well as $16,797 in payroll taxes due on those salaries when paid. Our total expenses were $244,357 for the quarter ended March 31, 2009 and $23,850 for the quarter ended March 31, 2008. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

We have not yet engaged in any portfolio investments and have not yet raised significant capital to be employed in our proposed investment activities. During the year ended December 31, 2008, we engaged in substantial negotiations and due diligence and signed three investment agreements to acquire controlling interests in three active Internet based businesses. However, due to the worsening economic situation, the difficulty in raising acquisition capital, and other factors, all three investments were abandoned in December, 2008, after having been reviewed and recommended by our Investment Committee and our Investment Adviser, and approved by our full Board of Directors.

As of the date of this report, the Company has entered into an agreement for the acquisition of an active company in the healthcare field and expects to close on the acquisition of this portfolio investment by the end of the second quarter.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2009.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2009.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses, including salaries owed to our executive officers. Operating expenses totaled $244,357 for the quarter ended March 31, 2009 as compared to $23,850 for the quarter ended March 31, 2008.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $(244,357) for the quarter ended March 31, 2009 compared to $23,850 for the quarter ended March 31, 2008 and $(39,010) for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2009 compared to $0 for the quarter ended March 31, 2008 and $0 for the year ended December 31, 2008. To date, we have generated no cash flows from operations.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated primarily from an advance of $60,000 by our major shareholder, Enterprise Partners, LLC, which was later converted into 1 million shares of Series A Convertible Preferred Stock, and from the sale of common shares in March, 2007, for a total of $39,960. In March 2009, we borrowed $25,000 from an existing, otherwise non-affiliate, shareholder

In the future, we may fund a securities or secondary offering of equity, including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of March 31, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales or issues of any equity securities by the Company in the quarter ended March 31, 2009.

As a result, there were 34,408,000 common shares issued as of March 31, 2009 and no shares of preferred stock issued at March 31, 2009.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Effective January 1, 2009, the Company entered into an employment agreement with Gary D. Lewis who will serve as Chairman of the Company. Under the terms of the agreement, Mr. Lewis will receive a base annual salary of $325,000, payment for which has been deferred until the Company closes on a financing or acquisition of a portfolio investment, except that the sum of $15,000 will be paid each month beginning with May 2009. Mr. Lewis also will serve as a director of the Company.

Effective January 1, 2009, the Company entered into an employment agreement with Adam Mayblum who will serve as Executive Vice President of the Company and as Director of Equity Capital Markets. Under the terms of the agreement, Mr. Mayblum will receive a base annual salary of $250,000, payment for which has been deferred until the Company closes on a financing or acquisition of a portfolio investment, except that the sum of $15,000 will be paid each month beginning with May 2009. Mr. Mayblum has been a director of the Company and also is co-owner of American Development & Investment Advisors, the investment adviser for the Company.

Effective January 1, 2009, the Company entered into an employment agreement with Patrick Donelan, who will serve as Executive Vice President of the Company and as Director of Business Development. Under the terms of the agreement, Mr. Donelan will receive a base annual salary of $250,000, payment for which has been deferred until the Company closes on a financing or acquisition of a portfolio investment, except that the sum of $15,000 will be paid each month beginning with May 2009. Mr. Donelan also is co-owner (with Mr. Mayblum) of American Development & Investment Advisors, the investment adviser for the Company.

As a result of the employment agreements and the election of new executive officers, our former interim CEO, Robert Hipple, resigned as a director of the Company effective January 1, 2009. Mr. Hipple will provide continuing services to the Company as consulting principal financial officer and principal compliance officer under a consulting agreement entered into by the Company and CF Consulting, LLC, by which Mr. Hipple is employed, effective January 1, 2009.

Item 6. Exhibits

Exhibit              Description of Exhibit

10.1         Employment Agreement with Gary D. Lewis

10.2         Employment Agreement with Adam Mayblum

10.3         Employment Agreement with Patrick Donelan

31  	       Certification of Chief Executive Officer pursuant to Rule 13a-
             14(a)/15d-14(a)

31.1 	       Certification of principal financial officer pursuant to Rule 13a-
             14(a)/15d-14(a)


32  	       Certification of Chief Executive and Financial Officers
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Gary D. Lewis____                May 14, 2009
Gary D. Lewis
Chairman