Form 10-Q
period 2009-06-30
American Development & Investment Fund, Inc.
filed 2009-08-17
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

     The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2009, was 35,648,668 shares.

TABLE OF CONTENTS
PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2009 and December 31, 2008 F-1

Schedule of Investments as of June 30, 2009 F-2

Statements of Operations for the three month periods ended
June 30, 2009 and 2008 F-3

Statements of Operations for the six month periods ended
June 30, 2009 and 2008 F-4

Statements of Cash Flows for the six month periods ended
June 30, 2009 and 2008 F-5

Notes to Financial Statements F-6

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

Signatures 10

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
BALANCE SHEETS
June 30, 2009 December 31, 2008
(unaudited)
--------------- -----------------
Assets:
Cash and cash equivalents $ 60,978 $ 447
------------ ------------
Total Current Assets 60,978 447
Other Assets
Investments in Portfolio Companies - -
------------ ------------
Total Other Assets - -
------------ ------------

Total Assets $ 60,978 $ 447

============ ============
Liabilities and Stockholders’
Equity (Deficit)
Accounts payable $ 30,703 $ 14,976

Accrued interest 896 -

Due to affiliate 3,550 3,550

Accrued salaries 382,500 -
Accrued payroll taxes 33,594 -

Due to shareholders 30,000 -

Note payable 25,000 -

------------ ------------
Total Short term Liabilities 506,243 18,526

Long term Liabilities: - -
------------ -------------
Total Liabilities 506,243 18,526
------------ -------------
Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001
authorized 150,000,000 shares,
issued 34,914,668 and 34,408,000 at
June 30, 2009 and December 31, 2008 34,915 34,408
Convertible preferred stock, par value
$0.001, authorized 5,000,000 shares,
None issued - -
Additional paid-in capital 277,657 202,164
Accumulated deficit (757,837) (254,651)
----------- ------------
Total Stockholders’(Deficit): (445,265) (18,079)
----------- ------------
Total Liabilities and
Stockholders’ Equity (Deficit): $ 60,978 $ 447
=========== ============
Net Asset value per common share $ (0.01296) $ (0.00053)

The accompanying notes are an integral part of these financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
SCHEDULE OF INVESTMENTS (unaudited)
June 30, 2009

Portfolio Industry Amount Cost Fair % of
Investments or Number Value Net assets
------------------- --------- ----------- -------- --------- -----------
-- -- -- $ - $ - -

-------- --------- -----------
Total $ - $ - -
======== ========= ===========

The accompanying notes are an integral part of these financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF OPERATIONS

For the three months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
-------------- ---------------
Investment income:
Interest income $ - $ -
Dividend income - -
Other income - -
---------- ----------
Total income - -
Operating expenses:
Investment advisory fees
Base fee - -
Incentive fee - -
Capital gains fee - -
---------- ----------
Total investment
advisory fees - -
General & administrative:
Consulting expenses 12,500 -
Officer salaries 221,250 -

Payroll taxes 16,797 -

Rent expense 1,100 1,100
Professional fees 5,583 5,583

Transfer agent fees 620 -

Other expenses 979 453

---------- ----------
Total operating costs 258,829 7,136
---------- ----------
Net investment loss (258,829) (7,136)
---------- ----------
Net realized income from
disposal of investments - -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $ (258,829) $ (7,136)
========== ==========
Basic and diluted net decrease
in stockholder equity per
common share resulting from
operations $ (0.00751) $ (0.00021)
========== ===========
Weighted number of common shares
outstanding-basic 34,449,319 34,407,600
=========== ===========
Weighted number of common shares
outstanding-diluted 34,449,319 34,407,600
=========== ===========

The accompanying notes are an integral part of these financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF OPERATIONS

For the six months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
-------------- ---------------
Investment income:
Interest income $ - $ -
Dividend income - -
Other income - -
---------- ----------
Total income - -
Operating expenses:
Investment advisory fees
Base fee - -
Incentive fee - -
Capital gains fee - -
---------- ----------
Total investment
advisory fees - -
General & administrative:
Consulting expenses 31,250 22,500
Officer salaries 427,500 -
Payroll taxes 33,594 -
Rent expense 2,750 3,000
Professional fees 5,583 5,583
Transfer agent fees 1,530 -

Other expenses 979 412

---------- ----------
Total operating costs 503,186 31,495
---------- ----------
Net investment loss (503,186) (31,495)
---------- ----------
Net realized income from
disposal of investments - -
Net unrealized appreciation
in investments - -
---------- ----------
Net decrease in stockholders’
equity resulting from
operations $ (503,186) $ (31,495)
========== ==========
Basic and diluted net decrease
in stockholder equity per
common share resulting from
operations $ (0.01461) $(0.00092)
========== ===========
Weighted number of common shares
outstanding-basic 34,449,319 34,407,600
=========== ===========
Weighted number of common shares
outstanding-diluted 34,449,319 34,407,600
=========== ===========

The accompanying notes are an integral part of these financial statements.
AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.

F-1

STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2009 and 2008
(unaudited)
For the six months ended
June 30, 2009 June 30, 2008
(unaudited) (unaudited)
----------------- ----------------
Cash flows from operating activities:

Net decrease in stockholders’ equity
from operations $ (503,186) $ (31,495)
Adjustments to reconcile net decrease
in stockholders equity from
operations to net cash provided
(used)in operating activities:

Increase in accounts payable 15,727 8,633
Accrued interest 896 -
Decrease in amounts due affiliate - (4,400)
Accrued officer salaries 382,500 -

Accrued payroll taxes 33,594 -

------------ -----------
Net cash used in operating activities (70,469) (27,262)

Cash flows from financing activities:

Issue of common stock 76,000 31,100

Note payable 25,000 -

Shareholder advance 30,000

------------ -----------
Net cash provided by financing activities 131,000 31,100
------------ -----------

Net increase (decrease) in cash 60,531 3,838
Cash, beginning of period 447 (41)
------------ -----------
Cash, end of period $ 60,978 $ 3,797)
============ ===========

Supplemental disclosures:

Cash for interest $ - $ -
Cash paid for taxes $ - $ -

Significant non-cash transaction:

Accounts payable contributed to capital $ - $ 87,350
============ ===========

The accompanying notes are an integral part of these financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80.0 percent of its net assets in qualified portfolio companies in emerging growth markets. At June 30, 2009, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250.0 million and in transaction sizes of less than $25.0 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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

American Institute of Certified Public Accountants (May 1, 2009)(the Audit Guide).

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted
Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the

F-2

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (Continued)

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

(3) It is expected that most of the investments in the Company’s portfolio will not have readily available market values. Debt and equity securities whose market prices are not readily available are valued at fair value, with the assistance of an independent valuation service, using a valuation policy and a consistently applied valuation process which is under the direction of our board of directors.

The factors that may be taken into account in fairly valuing investments include, as relevant, the portfolio company’s ability to make payments, its estimated earnings and projected discounted cash flows, the nature and realizable value of any collateral, the financial environment in which the portfolio company operates, comparisons to securities of similar publicly traded companies and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities. At June 30, 2009, the Company has approximately $757,836 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

The Company applies the provisions of FASB, Interpretation No. 48, or FIN 48,

“Accounting for Uncertainty in Income Taxes – an Interpretation of FASB

Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management’s estimate of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2009, the Company did not have any consolidated subsidiaries.

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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The
Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of June 30, 2009, and no employees who have access to funds or securities of the Company. Management will obtain any

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Recent Accounting Pronouncements

Fair Value

In September 2006, the Financial Accounting Standards Board (the ‘FASB’)

issued Statement of Financial Accounting Standards (‘SFAS’) No. 157, ‘Fair Value Measurement’ (‘SFAS 157’). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement was effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 2. Significant Accounting Policies (continued)

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Note 4. Related Party Agreements and Transactions

The Company entered into an Investment Advisory Agreement with American
Development Fund Advisors LLC (the Investment Advisor) under which the
Investment Advisor, subject to the overall supervision of the board of directors of the Company, is to provide investment advisory services to the Company. American Development Fund Advisors, LLC was owned equally by Patrick Donelan and Adam Mayblum. Mr. Mayblum and Mr. Donelan are also the equal owners of Enterprise Partners, LLC, and are now officers of the Company. Mr. Mayblum also serves as a director of the Company. Mr. Mayblum and Mr. Donelan also transferred one-third interest in the investment advisory to Gary Lewis, who now serves as the Chairman of the Company.

For providing these services the Investment Advisor will receive a fee from the
Company, consisting of two components--a base management fee and an incentive fee. The base management fee will be calculated at an annual rate of 2.00% on the gross assets of the Company (including amounts borrowed). The base management fee is payable quarterly in arrears based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 4. Related Party Agreements and Transactions (continued)

The current investment advisory agreement was approved by the Board of Directors in March 2006 and was approved by the shareholders in July 2006. The investment advisory agreement had an initial term of two years, but was subject to annual review and approval by the Board of Directors of the Company as required by the Investment Company Act of 1940. The Agreement was reviewed in June 2008 by the Board of Directors and the Board approved a new investment advisory agreement, but no shareholder action has been taken on the proposed amended agreement. Consideration of renewal or modification of the agreement is under discussion between the Board of Directors and the investment advisor, and if approved, will be submitted for approval of the shareholders at the next Annual Meeting, expected to be held in September, 2009.

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
income for providing these services.

Note 5. Stockholders’ Equity.

A total of 506,668 common shares were issued by the Company during the quarter ended June 30, 2009 at $0.15 per share for a total of $76,000. Subsequent to June 30, 2009, 734,000 common shares were issued at $0.15 per share for a total of $110,100.

Note 6. Financial Highlights

The following is a schedule of financial highlights for the three months ended

June 30, 2009 and for the twelve months ended December 31, 2008:

CHANGES IN NET ASSET VALUE
For the For the
three months twelve months
ended ended
June 30, 2009 December 31, 2008
---------------- -----------------
Net asset value at
beginning of period (1) $ (0.00053) $ (0.00326)
Proceeds from common stock 0.00218 0.00103
Conversion of preferred stock - 0.00026

Cancellation of payable - 0.00257

Net investment income (loss) (0.01461) (0.00113)
------------- --------------
Net asset value, end of period (2) $ (0.01296) $ (0.00053)

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

Note 6. Financial Highlights (continued)

(1) Financial highlights as of June 30, 2009 and December 31, 2008 are based on 34,914,668 and 34,408,000 fully diluted common shares outstanding, respectively.

(2) Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Convertible Notes Payable and Shareholder Advances

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate,

shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest are due September 30, 2009 and are convertible, in full or in part,

at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share.

Two shareholders also advanced a total of $30,000 on a short-term open account basis during the quarter ended June 30, 2009, which was repaid in July, 2009 without interest.

Note 7 Going Concern

The accompanying financial statements have been prepared assuming that the

Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of

$757,836 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F-2

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of June 30, 2009, we had not yet made any portfolio or other investments but have signed a letter of intent to acquire Mid Florida Imaging as a portfolio investment. SEE, Subsequent Events.

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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The
Company, as a BDC, is not a registered investment company and in any event has no securities and minimal cash as of June 30, 2009. Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

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

Rule 38a-1 also requires that the Company appoint a Chief Compliance Officer to oversee the compliance with the written policies and procedures and to report periodically to the Company and its Board of Directors. The Company has maintained a consulting agreement to obtain necessary compliance services to date and expects to name a Chief Compliance Officer no later than September 30, 2009.

Results of Operations

For the quarter ended June 30, 2009, we incurred consulting expenses of

$12,500, rent expense of $1,100, professional fees of $5,583, transfer agent fees of $620,and other expenses of $979, compared to consulting expenses of $0, rent expense of $1,100, professional fees of $5,583 and other expenses of $453 for the quarter ended June 30, 2008.

Effective January 1, 2009, we entered into employment agreements with our three principal officers, calling for annual salaries of $325,000, $250,000 and $250,000 to commence when the Company is adequately funded. Pending such funding, the Company has paid consulting amounts of $15,000 each, or $45,000, in lieu of employment payments during the quarter. A total of $221,250 in salaries were accrued as a result during the quarter ended June 30, 2009, as well as $16,797 in payroll taxes due on those salaries when paid.

Our total expenses were $258,829 for the quarter ended June 30, 2009 and $7,136 for the quarter ended June 30, 2008. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2009 are included in Footnote 6 to our Financial Statements.

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

As of the date of this report, the Company has entered into an understanding for the acquisition of a company in the healthcare field and expects to enter into an acquisition agreement and to close on this portfolio investment by the end of the third quarter.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended June 30, 2009.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses, including salaries owed to our executive officers.

Operating expenses totaled $258,829 for the quarter ended June 30, 2009 as compared to $7,136 for the quarter ended June 30, 2008.

Net Investment Income, Net Unrealized Appreciation and Net Increase in
Stockholders Equity Resulting from Operations

Our net investment income totaled $(258,829) for the quarter ended June 30,

2009 compared to $(7,136) for the quarter ended June 30, 2008 and $(39,010) for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2009 compared to $0 for the quarter ended June 30, 2008 and $0 for the year ended December 31, 2008. To date, we have generated no cash flows from operations.

Financial Condition, Liquidity and Capital Resources

In March 2009, we borrowed $25,000 from an existing, otherwise non-affiliated shareholder payable on or before September 30, 2009 at 12 percent interest, which is convertible into common stock at the election of the holder at $0.15 per share.

A total of 506,668 common shares were issued by the Company during the quarter ended June 30, 2009 at $0.15 per share for a total of $76,000. Subsequent to June 30, 2009, the Company issued 734,000 common shares at $0.15 per share for a total of $110,100.

Two shareholders also advanced a total of $30,000 on a short term open account basis during the quarter ended June 30, 2009, which was re-paid in July, 2009 without interest.

In the future, we may fund a securities or secondary offering of equity,

including further exempt offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and on obtaining additional capital and financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended June 30, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

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
Based on that evaluation, as of June 30, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the
Company in the reports it files or submits under the Securities Exchange Act of
1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 506,668 shares were issued by the Company during the quarter ended June 30, 2009 at $0.15 per share for a total of $76,000.

As a result, there were 34,914,668 common shares issued as of June 30, 2009 and no shares of preferred stock issued at June 30, 2009.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

The Company has entered into an agreement in principal to acquire a majority interest in a privately held healthcare company and expects to complete a formal acquisition agreement in the next few weeks, with closing of the acquisition expected by the end of August, 2009.

On August 1, 2009, Roger Tannery has assumed the position of principal accounting officer of the Company as a part-time, non-employee consultant under the existing consulting agreement with CF Consulting, LLC.

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

_/s/__Gary D. Lewis____ August 14, 2009

Gary D. Lewis

Chairman

2