Form 10-Q
period 2009-09-30
American Development & Investment Fund, Inc.
filed 2009-11-16
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009
or

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
                              (State or Other Jurisdiction of  Incorporation or Organization)                                                                                                                                                     (I.R.S. Employer Identification No.)

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

(321)-452-9091
(Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days                                                             Yes [X ]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                    Yes [  ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                    Large accelerated filer                                            [ ]                                          Accelerated filer        [ ]
                    Non-accelerated filer                                              [x]                                          Smaller reporting company         [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes [  ]    No  [X ]

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 13, 2009, was 36,216,001 shares.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
FORM 10-Q
SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I.
ITEM 1. FINANCIAL INFORMATION

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
    BALANCE SHEETS

	September 30	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Investments in portfolio companies-at fair value	$--	$--
Current assets:
Cash and cash equivalents	20,115	447
Total current assets	20,115	447
Other assets	--	--
Total assets	$20,115	$447
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities;
Accounts payable	$28,120	$14,976
Accrued interest	1,646	--
Accrued officers’ salaries	463,750	--
Accrued payroll taxes	33,594	--
Note payable	25,000	--
Due to affiliate	3,550	3,550
Total current liabilities	555,660	18,526
Long term liabilities:	--	--
Total liabilities	555,660	18,526
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,049,334
and 34,408,000 shares issued at September 30, 2009 and December 31, 2008	36,049	34,408
Additional paid-in capital	446,723	202,164
Retained earnings (accumulated loss)	(1,018,317)	(254,651)
Total stockholders’ equity	(535,544)	(18,079)
TOTAL LIABILITIES AND STOCK HOLDERS’ EQUITY	$20,115	$447

Net asset value per common share	$(0.0149)	$--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
SCHEDULE OF INVESTMENTS
 (UNAUDITED)
September 30, 2009

Portfolio Investment	Industry	Amount or number	Cost	Fair value	% of net assets
--	--	--	$ --	$ --	--

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended				For the nine months ended
	September 30,				September 30
	2009 2008				2009 2008
INVESTMENT INCOME	$		$		$		$
Portfolio investment interest		--		--		--		--
TOTAL INCOME		$--		$--		$--		$--

EXPENSES
Investment advisory fees		$--		$--		$--		$--
General and administrative:
Bank fees		438		150		521
Consulting fees		34,500		--		65,750		22,500
Officer salaries		206,250				633,750		--
Other expenses		--		--		1,530		562
Payroll taxes		--		--		33,594		--
Professional fee expenses		12,583		--		18,166		5,583
Rent		1,650		550		4,400		3,550
Travel		4,309		--		4,309		--
Total expenses		259,730		700		762,020		32,195
INCOME (LOSS) FROM OPERATIONS		$(259,730)		$(700)		$(762,020)		$(32,195)
Other income and expenses:								--
Interest expenses		750		--		1,646		--
Total other income and expenses		(750)		(700)		(1,646)		--
NET INCOME (LOSS) BEFORE INCOME TAX		$(260,480)		$(700)		$(763,666)		$(32,195)
Provision for income tax		--		--		--		--
NET INCOME (LOSS)		$(260,480)		$(700)		$(763,666)		$(32,195)

Net loss per share- basic and diluted		$(0.01)		$--		$(0.02)		$--

Weighted average common shares outstanding
Basic		35,645,045		34,407,600		34,834,599		34,375,477
Diluted		35,645,045		34,407,600		34,834,599		34,375,477

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Nine months ended September 30, 2009 (unaudited)	Year ended December 31, 2008
Increase (Decrease) in net assets from operations:
Net investment (loss)	$(763,666)	$(39,010)
Net decrease in net assets from operations	(763,666)	(39,010)

Capital share transactions:
Proceeds from shares sold	246,200	$31,200
Capital contribution from cancellation of accounts payable	---	88,424
		567,97
Net increase in net assets from capital share transactions	$246,200	$119,624

Total increase (decrease) in net assets:	(517,466)	$80,614
Net assets at beginning of period	(18,079)	(98,693)

Net assets at end of period	$(535,545)	$(18,079)

Capital share activity
Shares sold	1,641,334	124,800

Net increase in capital share activity	1,641,334	124,800

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     For the nine months
                                                                                         ended September 30,
                                                                                               2009                                 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(763,666)	$(32,195)
Adjustments to reconcile net loss to net cash used by operations:
Increase (decrease) in:
Accounts payable and accrued expenses	13,144	8,633
Accrued interest	1,646	--
Accrued officers’ salaries	463,750	--
Accrued payroll taxes	33,594	--
Due to affiliate	--	(4,400)
NET CASH USED BY OPERATING ACTIVITIES	(251,532)	(27,962)

CASH FLOWS FROM INVESTING ACTIVITIES
	--	--
NET CASH USED BY INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	246,200	31,200
Proceeds from notes	25,000	--
NET CASH FROM FINANCING ACTIVITIES	271,200	31,200
NET CASH INCREASE FOR PERIOD	$19,668	$3,238
CASH AT BEGINNING OF PERIOD	$447	$(41)
CASH AT END OF PERIOD	$20,115	$3,197

NON-CASH ACTIVITIES:
Accounts payable contributed as capital	$--	$87,350

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

f-5

See accompanying notes to financial statements.
AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

American Development & Investment Fund, Inc. (American Development or the Company), a Nevada corporation, was organized in February, 1997 and filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company also is not eligible to file its periodic reports under the 1934 Act as a small business issuer.  As a BDC, the Company is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 thereof applicable to regulated investment companies.

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80 percent of its net assets in qualified portfolio companies in emerging growth markets. At September 30, 2009, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250 million and in transaction sizes of less than $25 million. In most cases, these companies will be privately held or will have thinly traded public equity.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of these investments may differ significantly from the values that would have been used had a ready market existed for such investments, and any such differences could be material.

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as management's valuation recommendations and the recommendations of the Investment Committee.  Management and the Investment Advisor will respond to the preliminary evaluation to reflect comments provided by the Audit Committee.  The Audit Committee will review the final valuation report and managements valuation recommendations and make a recommendation to the Board of Directors based on its analysis of the methodologies employed and the various valuation factors as well as factors that the Investment Advisor and management may not have included in their evaluation processes.  The Board of Directors then will evaluate the Audit Committee recommendations and undertake a similar analysis to determine the fair value of each investment in the portfolio in good faith.

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with SFAS 109, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities.  At September 30, 2009, the Company has approximately $1,018,000

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

The Company applies the provisions of the accounting standards for the Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At September 30, 2009, the Company did not have any consolidated subsidiaries.

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

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company had no securities and minimal cash as of September 30, 2009, and no employees who have access to funds or securities of the Company.  Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Fair Value of Measurements

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of the Company’s notes payable approximates carrying value and is based on Level 2 inputs.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s  results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per  Share (or Its Equivalent) (“ASU 2009-12”), which provides amendments to ASC Subtopic 820-10, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  ASU 2009-12 permits a reporting entity to measure the fair value of an investment that is within its scope on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 820.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009, and its adoption is not expected to impact Company’s financial condition, results of operations or cash flows.

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

Note 4. Related Party Agreements and Transactions

The Company entered into an Investment Advisory Agreement with American Development Fund Advisors LLC (the Investment Advisor) under which the Investment Advisor, subject to the overall supervision of the board of directors of the Company, is to provide investment advisory services to the Company. American Development Fund Advisors, LLC is owned equally by Patrick Donelan and Adam Mayblum.  Mr. Mayblum and Mr. Donelan now officers of the Company.  Mr.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 4. RELATED PARTY AGREEMENTS AND TRANSACTIONS (continued)

Mayblum also serves as a director of the Company.  Mr. Mayblum and Mr. Donelan agreed in June 2009 to transfer one-third interest in the investment advisory to Gary Lewis, who now serves as the Chairman of the Company.

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

The current investment advisory agreement was approved by the Board of Directors in March 2006 and was approved by the shareholders in July 2006.  The investment advisory agreement had an initial term of two years, but was subject to annual review and approval by the Board of Directors of the Company as required by the Investment Company Act of 1940. The Agreement was reviewed in September 2008 by the Board of Directors and the Board approved a new investment advisory agreement, but no shareholder action has been taken on the proposed amended agreement.

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

NOTE 5.    STOCKHOLDERS’ EQUITY.

A total of 1,134,666 common shares were issued by the Company during the quarter ended September 30, 2009 at $0.15 per share for a total of $170,200.  Subsequent to September 30, 2009, 166,667 common shares were issued at $0.15 per share for a total of $25,000.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)
NOTE 6.    FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended September 30, 2009 and for the twelve months ended December 31, 2008:

                        CHANGES IN NET ASSET VALUE
	For the	For the
	Three months ended	Twelve months ended
	September 30, 2009	December 31, 2009

Net asset value at beginning of period (1)	$(0.00053)	$(0.00326)
Proceeds from common stock	0.00690	0.00103
Conversion of preferred stock	--	0.00026
Cancellation of account payable	--	0.00257
Net investment income (loss)	(0.02184)	(0.00113)
Net asset value at end of period (2)	$(0.01547)	$(0.00053)

 (1)  Financial highlights as of September 30, 2009 and December 31, 2008 are based on 36,049,334 and 32,880,000 fully diluted common shares outstanding, respectively.

(2)  The changes in net asset value during the period ended September 30, 2009 result in insignificant changes, (measured in the thousandths or smaller increments)and therefore are not deemed to be material.

Convertible Notes Payable and Shareholder Advances

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate, shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest are due September 30, 2009 and are convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share at or before maturity. The note is currently past due.

NOTE 7  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $1,018,317 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 8  SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on November 13, 2009 and has concluded that there are no such subsequent events which would have a material effect on these financial statements.

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of September 30, 2009, we had not yet completed any portfolio or other investments but have signed a letter of intent to acquire Mid Florida Imaging as a  portfolio investment and are negotiating to acquire interests in other possible investments.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from our Investment Advisor, from our Investment Committee and from management.

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

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions.  The Company, as a BDC, is not a registered investment company and in any event has no securities placed or aintained with such a member.  Therefore, the Company does not have and has not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company has no securities and minimal cash as of September 30, 2009.  Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

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

Results of Operations

For the quarter ended September 30, 2009, we incurred bank fees of $438, consulting expenses of $34,500, rent expense of $1,650, professional fees of $12,583, officers’ salaries of $206,250 and travel expenses of $4,309, compared to consulting expenses of $0, rent expense of $550, and other expenses of $150 for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, we incurred bank fees of $521, consulting expenses of $65,750, rent expense of $4,400, professional fees of $18,166, officers’ salaries of $633,750, other expenses of $1,530, payroll taxes of $33,594 and travel expenses of $4,309, compared to consulting expenses of $22,500, rent expense of $3,550, professional fees of $5,583 and no officers’ salaries or payroll taxes for the nine months ended September 30, 2008.

Effective January 1, 2009, we entered into employment agreements with our three principal officers, calling for annual salaries of $325,000, $250,000 and $250,000 to commence when the Company is adequately funded.  Pending such funding, the Company has paid consulting amounts of $15,000 each per month, or a total of $125,000, in lieu of employment payments during the quarter. A total of $81,250 in salaries were accrued as a result during the quarter ended September 30, 2009.

Our total expenses were $260,480 for the quarter ended September 30, 2009 and $700 for the quarter ended September 30, 2008. We had no income reported for either quarter.  Our total expenses were $763,666 for the nine months ended September 30, 2009 compared to $32,195 for the nine months ended September 30, 2008.

Financial Highlights

Financial highlights of the Company for the period ending September 30, 2009 are included in Footnote 6 to our Financial Statements.

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

As of the date of this report, the Company has entered into an understanding for the acquisition of a company in the healthcare field and also is in negotiations to acquire an unrelated company in the Internet distribution market.

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended September 30, 2009.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended September 30, 2009.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses, including salaries owed to our executive officers. Operating expenses totaled $260,480 for the quarter ended September 30, 2009 as compared to $700 for the quarter ended September 30, 2008.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Our net investment income (loss) totaled $(260,480) for the quarter ended September 30, 2009 compared to $(700) for the quarter ended September 30, 2008 and $(39,010) for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the quarter ended September 30, 2009 compared to $0 for the quarter ended September 30, 2008 and $0 for the year ended December 31, 2008. To date, we have generated no cash flows from operations.

Financial Condition, Liquidity and Capital Resources

In March 2009, we borrowed $25,000 from an existing, otherwise non-affiliated shareholder payable on or before September 30, 2009 at 12 percent interest, which was convertible into common stock at the election of the holder at $0.15 per share until maturity.  The note is now past due.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2009 and the twelve months ended December 31, 2008, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of September 30, 2009, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 1,134,666 common shares were issued by the Company during the quarter ended September 30, 2009 at $0.15 per share for a total of $170,200.  Subsequent to September 30, 2009, the Company issued 166,667 common shares at $0.15 per share for a total of $25,000.

As a result, there were 36,049,334 common shares issued as of September 30, 2009 and no shares of preferred stock issued at September 30, 2009.

Item 3. Defaults Upon Senior Securities.

The Company is not in default on any senior securities, although an unsecured promissory note issued to a shareholder is past due as of September 30, 2009.

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

_/s/__Gary D. Lewis____                November 13, 2009
Gary D. Lewis
Chairman