Form 10-K
period 2009-12-31
American Development & Investment Fund, Inc.
filed 2010-04-15
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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
Yes [X ]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X ]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (‘229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                                                                                                                                                                                [X ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.  (Check one):

                                                 Large accelerated filer [  ]                                                                                                                                                        Accelerated filer [  ]
                                                 Non-accelerated filer    [  ]                                                                                                                                                  Smaller reporting company [X]
                                              (Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
              Yes [  ]   No  [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ None

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of March 15, 2010 was 36,829,333 shares.

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

None.

TABLE OF CONTENTS

PART I
Item 1.  Business...  1

Item 1A  Risk Factors ...  8

Item 1B  Unresolved Staff Comments ... 10

Item 2.  Properties ... 10

Item 3.  Legal Proceedings... 11

Item 4.  Submission of Matters to a Vote of Security Holders………...................................................................................................................................................................................................…………………………………… 11

PART II

Item 5.   Market for Registrant’s Common Equity, Related  Stockholder Matters and Issuer
Purchases of Equity Securities ... 11

Item 6.   Selected Financial Data... 12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 12

Item 7A. Quantitative and Qualitative Disclosure about Market Risk... 14

Item 8   Financial Statements and Supplementary Data... 14

Item 9.  Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure ... 14

Item 9A(T). Controls and Procedures... 14

Item 9B. Other Information... 15

PART III

Item 10  Directors, Executive Officers and Corporate Governance ... 15

Item 11. Executive Compensation... 18

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters... 20

Item 13. Certain Relationships and Related Transactions and Director Independence ... 21

Item 14. Principal Accountant Fees and Services... 21

Item 15. Exhibits, Financial Statement Schedules... 22

Index to Financial Statements... 23

Financial Statements... F-1

Signatures... 24

 i

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

PART I
Item 1.  Business.

General development of business

The Company was incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group, Inc., and was a development stage company through the end of 2005, and until the Company changed its business model with the election to be treated as a business development company under the Investment Company Act of 1940 (the “1940 Act”) on March 20, 2006. On March 8, 2006, the Company changed its corporate name to American Development & Investment Fund, Inc., to reflect its new business model and plan.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

During 2009, the Company did not complete any portfolio investments, or the acquisition or disposition of any material asset.  The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a business development company under the 1940 Act. We conducted extensive due diligence on a number of potential portfolio investments during 2009, and entered into investment and acquisition letters of intent with several companies. No portfolio investments have yet been closed, however.

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

INVESTMENT STRATEGY

We have conducted limited operations to date. Under the BDC election, we have been organized to provide investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, we will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.  We have decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.  We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act.

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

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied to have its shares listed on a nationally recognized exchange such as the NYSE the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the

National Market System.  An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Code.

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
*           structure analysis.

Much of this work will be done by management and by any outside investment adviser or consultant that we may retain for that purpose. The criteria delineated above provide general parameters for our investment decisions.  We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments.  As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

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

Managerial Assistance

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

Item 1B. Unresolved Staff Comments.

The SEC Staff by telephone requested additional information regarding our Form 10-K for the year ended December 31, 2008, to which the Company has fully responded by letter dated December 23, 2009. No further comments have been received since that response and there has been no further contact from the SEC. Accordingly, the Company believes that there are no remaining unresolved Staff comments.

Item 2.  Properties.

The Company neither owns nor leases any significant real estate or other properties at the present time. The Company requires minimal office space and the Company has subleased space for corporate and administrative purposes in Merritt Island, Florida for $550 per month commencing in January, 2009 for a two year term from CF Consulting, LLC., an independent consultant to the Company by which our contract CFO, Roger L. Tannery, has been retained. This arrangement will continue until the Company raises additional funding and determines that more extensive office space is necessary for its operations.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company.  There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   Market information.  The common shares of the Company have not been admitted for trading on any market. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b)   Holders.  As of March 15, 2010, there were approximately 50 holders of record of our common stock.

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

The following table sets forth, as of the year ended December 31, 2009, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

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
___________________________________________________________________________________________________
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

NONE                                                                    N/A                                                                          N/A                                                                                  N/A
_____________________________________________________________________________________________________
Total                                                                       -0-

Item 6.  Selected Financial Data.

The Company was in a development stage through the end of 2005 and had no income or assets during the period from its incorporation in 1997 through the end of 2005. During 2006 through 2009, after the election to be treated as a BDC, the Company has had no revenues, income from continuing operations, and similar items, and has not had any accounting changes, or business combinations or dispositions. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not material.

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

We expect to invest in growing companies, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2009, we had not yet made any portfolio or other investments.

Results of Operations

During the year ended December 31, 2009, the Company made considerable efforts to carry out its business plan as a business development company. These efforts included both business development and financing activities. Through the end of the fiscal year, the Company incurred substantial in expenses in connection with its business development company operations, most of which related to the due diligence investigation of three proposed portfolio acquisitions, and negotiating and entering into acquisition agreements, before the investments were abandoned in December 2008, and negotiating and conducting due diligence on several acquisitions which are still under active consideration during 2009 and to date.

Critical Accounting Policies

In determining the fair value of our investments, the Audit Committee will consider valuations from an independent valuation firm, as needed, from our Investment Committee, our investment adviser and from management Results of Operations

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2009 are included in Footnote 6 to our Financial Statements.

Investment Activity

We engaged in no actual investments during the year ended December 31, 2009.

13

Long-Term Portfolio Investments

There were no portfolio investments made during the twelve months ended December 31, 2009.

Investment Income

We expect to generate revenue in the form of interest income on the debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies’ assets. We also may acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or other negotiated basis. In addition, we may earn revenue in other forms including commitment, origination, structuring or due diligence fees, management fees and consultation fees, which will be recognized as earned. We earned no investment income during the year ended December 31, 2009.

Operating Expenses

Operating expenses for the years ended December 31, 2009 and 2008 are broken down as follows:

                                                                                          2009                                                          2008
               Operating Expenses:
                                Consulting expenses                             $    456,500                                                                        $      22,500
                                Rent                                                                     6,600                                                                                  5,200
                                Audit fees                                                         10,749                                                                                10,749
Legal fees                                                         49,216                                                                                     --
                      Other expenses:
                      Bank fees                                                                        868                                                                                        61
                      Office supplies                                                              --                                                                                           150
                      Transfer agent                                                            2,080                                                                                     350
Travel                                                                  8,593                                                                                      --  .

Total operating expense                                       $    534,606                                                                        $      39,010

The consulting expenses were paid or due to:

Bainbridge Ventures, Inc.                                   $           160,000
CF Consulting, LLC                                             $             87,500
Tower I Consultants, LLC                                   $           180,000

The remaining consulting fees in the amount of $29,000 were paid to an unrelated party.

The amounts paid or due to Bainbridge Ventures represent consulting services provided by Gary Lewis, the Chairman of the Company.  The amounts paid to the unrelated party were for consulting services related to proposed acquisitions and acquisition structuring.  The amounts paid or due to Tower I Consultants, LLC are for services provided to the Company during the year by Adam Mayblum and Patrick Donelan, officers and directors of the Company. CF Consulting, LLC was entitled to fees for financial and legal advisory services under a consulting agreement effective January 1, 2009, which was amended in July, 2009 to add the services of Roger Tannery as consulting CFO of the Company, effective August 1, 2009.  The amounts still due to CF Consulting, LLC are broken down in accounts payable at December 31, 2009 as $49,700 due to CF Consulting and $10,000 due for the services of Roger Tannery as CFO, but the entire amount is due to CF Consulting, which is responsible for compensating Mr. Tannery on receipt of payment from the Company.  There are also amounts due at December 31, 2009 to Bainbridge Ventures ($30,000)  and Tower I Consultants, LLC ($30,000), reflected in Due to Officers..

The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment, accounting systems and related office services at the rate of $550 per month.

The remaining expenses were paid or due to non-affiliated parties, including $10,749 in professional fees to our independent audit firm for audit services and $49,216 due to a law firm for services rendered in connection with due diligence and contract negotiations for a potential portfolio investment that was not closed.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders Equity Resulting from Operations

Our net investment income totaled $0 for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008. Net unrealized appreciation totaled $0 for the year ended December 31, 2009 compared to $0 or the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated during 2009 by private placement of 2,421,334 shares of common stock at $0.15 per share, or a total of $363,200 under Regulation D pursuant to the Securities Act of 1933.  We generated no cash flows from operations during 2009.  In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further private offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies.

Going Concern

The Company’s ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and acquiring suitable portfolio investment companies. The Company currently has no revenue and minimal cash reserves. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  In February, 2010, we received additional capital of $250,000 from a single investor in exchange for 1,666,667 shares of common stock in a private transaction, which we believe will be sufficient to cover our operating expenses for the next six months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2009, we did not engage in any hedging activities.

Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 23.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and contract Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and contract CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and contract CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the Company through the period ending December 31, 2009 covered by this report, their ages and positions held in the Company, are listed below.

      Name                                                           Age                                            Position

Gary D. Lewis                                                          59                                                                        Director, Chairman
John Kelly                                                                45                                                                        Director
Adam Mayblum                                                        44                                                                       Director, Vice President
David Brant                                                              44                                                                       Director
David Dallow                                                            39                                                                       Director
Patrick Donelan                                                     44                                                                       Vice President

In addition, Roger Tannery serves as consulting Chief Financial Officer for the Company under a consulting agreement between the Company and CF Consulting, LLC.  He is not an elected officer or director of the Company however.

BIOGRAPHICAL INFORMATION

Gary D. Lewis, Dirrector and Chairman has served in numerous capacities with both private and public companies, including founder, executive management, board member and advisory roles. Mr. Lewis has gained experience in business development, licensing and cross border transactions, intellectual property rights, product manufacturing along with sourcing and distribution worldwide and finance, including being involved in private placements, initial public offerings and warrant exercises.  Since 1995, Mr. Lewis has primarily served as an advisor and private investor specializing in working with lower and middle market companies operating in a diverse set of industries and circumstances, including both growth-oriented and distressed situations.

John V. Kelly, Director, has served on the National Security Traders Association (STA) Board of Governors for the last 2 years. Mr. Kelly was the Director of Trading Services with Pointe Capital in Delray Beach, Florida. Before that, he was Director of Equity Trading at Sterling Financial Investment Group for 5 years. He holds Series 7, 63, 55 and 24 securities licenses with the NASD. In his 18 year trading career, Mr. Kelly has been with several institutional research boutiques based in Florida. For the past 11 years, he has been active in STA, serving on the Trading Issues Committee for the last 4 years. In addition, he is Past President of the Security Traders Association of Florida (STAF), where he has served as an officer or on the Board of Directors for the last 13 years. Mr. Kelly is Co-Chairman of the STA Technology Exhibition Committee, which worked to bring industry leaders in technology as vendors at STA’s 2005 Conference in Boca Raton. During his tenure with STA and STAF, he has interacted with securities industry leaders as well as individual corporate chairmen and board members.

Adam Mayblum, Director and Vice President, is a principal and founder of Enterprise Partners, LLC.  Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management.

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

Patrick Donelan, Vice President, has over 20 years of experience in investment banking and private equity, with small market companies.  His background includes raising seed capital; follow on investments in both public and private companies and recapitalizations as well as financial advisory services.  His responsibilities include new Business Development as well as strategic industry targeting for the entire organization.  Prior to American Development & Investment, Mr. Donelan was a Senior Vice President and Investment Advisor of Summit Brokerage Services, of which he was a founding member.  He advised individual and corporate clients’ long term planning in relation to the financial markets using a series of reports, databases and presentations concentrating on industry specific analysis.  Prior thereto, he acted in a similar capacity at First Union Securities until it merged with Wachovia Securities.  Donelan has played a role in public and private offerings of equity and debt, acquisitions, restructurings and contributed to the vital industry group, helped launch a boutique investment banking subsidiary, specializing in venture capital in the science and technology sectors.  Mr. Donelan has also been involved in a range of public and private equity positions, where he was responsible for identifying and evaluating investment banking candidates as well as participating in transaction structuring and financing.  Mr. Donelan is a graduate of Rutgers University where he received his degree in Chemistry.

Roger Tannery, consulting CFO, has held various executive level positions as CFO, CEO and COO as well as consulting roles in public and private companies in various industries. Prior to American Development & Investment he served from January 2007 until January 2009 as a consultant and chief financial officer for Universal Power Group, Inc (AMEX) and was consultant and Vice-President of Finance at CTX Mortgage, the financial services group of Centex Corp (NYSE), from September 1998 until October 2002. He has been responsible for all levels of business financing and financial reporting including SEC compliance.  He has over 30 years experience facilitating mergers, acquisitions, sales and other business transfers for both private and public companies in various industries. His career began as a Certified Public Accountant with the predecessor of Deloitte and Touche and he later became a founding partner in a regional CPA firm. Mr. Tannery has a Bachelor of Business Administration in Accounting from the University of North Texas.

POTENTIAL CONFLICTS OF INTEREST

As a BDC, the Company is required to and will maintain a Board of Directors made up of a majority of independent directors, and will operate within the rules and requirements of a BDC under the 1940 Act.  The Company has adopted a Conflicts of Interest Policy which is designed to prevent any real or potential conflicts of interest for its directors and officers.  The Company is not aware of any conflicts of interest, actual or potential, between its intended plan of operations and any director or officer of the Company, or any company in which that officer or director is an officer or director.  There are no known interlocking directorships among the officers or directors of the Company which could create potential conflicts of interest. As required by the applicable BDC rules, the Company will hold an Annual Meeting of Shareholders as soon as possible after the filing of this report in order to elect its Board of Directors and to conduct such other business as might be required.  No date has been set yet for the Annual Meeting, but it is expected that the Annual Meeting will be held in May, 2010.

SIGNIFICANT EMPLOYEES

Our officers provided services during 2009 as independent contractors and were not required to devote all of their time to the business and affairs of the Company.  During 2010, we intend to seek sufficient capital to complete several proposed acquisitions, at which time the full time employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan will commence payment of salaries, as provided in the Agreements and the First Amendments to those Agreements.  Our Governance and Nominating Committee and our Compensation Committee will be responsible for retaining and compensating all of our officers and major employees.

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for its Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it submitted for approval by its shareholders at the Annual Meeting of Shareholders, held on July 31, 2006.  Following approval of the charters, members of the Board of Directors elected at the Annual Meeting were appointed to each of the Committees.  The current members of the Committees, as appointed by the Board of Directors following the written consent of shareholders in lieu of an Annual Meeting in January, 2010, are reflected below:

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

Item 11.  Executive Compensation.

CASH AND OTHER COMPENSATION

For the years ended December 31, 2009 and 2008 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Robert Hipple, served as interim CEO and CFO, on a contract basis, through a consulting agreement with CF Consulting, LLC which expired in April, 2008. In January, 2009, the Company entered into a new consulting agreement with CF Consulting, LLC to provide financial and legal consulting services for a monthly fee of $6,250, which was amended effective August 1, 2009 to add the services of Roger Tannery as contract CFO for a monthly fee of $2,500. CF Consulting, LLC also provides office and related facilities to the Company for $550 per month.

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures,, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures was entitled to receive $160,000 as consulting expenses and received a total of $130,000 during 2009 for services provided to the Company and for providing the services of Gary D. Lewis as Chairman.  Tower I Consultants, LLC was entitled to receive $180,000 as consulting expenses and received paid a total of $150,000 in consulting fees during 2009 for services provided to the Company and for providing the services of Adam Mayblum and Patrick Donelan to the Company.

The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.  Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT TO PLANS

For the years ended December 31, 2009 and 2008 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

The Company currently has in place an employee stock compensation plan and compensatory stock option plan.  No stock awards or grants were made to any officer or director under the Plans during 2009 and there are no awards or grants outstanding. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

Since no officer or director was paid any salary or benefits, or other compensation during 2009 or prior years, the table setting forth the elements of any executive compensation has been omitted as there would be no entries in the table.

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2009 Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2009

EMPLOYEE STOCK COMPENSATION PLAN

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

EMPLOYMENT CONTRACTS

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures received a total of $130,000 during 2009 for services provided to the Company and for providing the services of Gary D. Lewis as Chairman.  Tower I Consultants, LLC received a total of $150,000 in consulting fees during 2009 for services provided to the Company and for providing the services of Mr. Mayblum and Mr.  Donelan to the Company.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $160,000 for the services of Mr. Lewis in 2009, $20,000 per month for January, February and March 2010, and $27,083 per month thereafter, and Tower I Consultants, LLC was entitled to $90,000 each for providing the services of Mr. Donelan and Mr. Mayblum in 2009, $15,000 per month each for January, February and March 2010, and $20,000 per month each thereafter, until such time as the Company has closed on its first acquisition, at which time the Employment Agreements will then become effective.

No other person has entered into any employment or similar contract with the Company, other than the consulting agreement already discussed with CF Consulting, LLC, through which Roger Tannery serves as contract Chief Financial Officer.  Mr. Tannery is not an elected officer or director of the Company.

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

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial; Ownership	Percent of Class
Gary D. Lewis1 Bainbridge Capital, Inc. P.O. Box 36940 Grosse Pointe, MI 48236	Director, Chairman	7,961,822	21.6

John Kelly 1227 Harbor Drive Delray Beach, FL 33483	Director	20,000	--

Adam Mayblum2 50 Andrew Lane New Rochelle, NY 10804	Director Vice President	8,846,467	24.0

David Brant 6314 South 174th Street Omaha, NE 68135	Director	20,000	--

David Dallow 181 Plymouth Drive Scarsdale, NY 10583	Director	20,000	--

Patrick Donelan3 3570 Lakeview Drive Delray Beach, 33445	Director	8,846,467	24.0

All directors and officers as a group		25,714,756	69.8
(1)	Mr. Lewis is a principal of Bainbridge Capital and is considered the beneficial owner of shares held by it.
(2)
Mr. Mayblum is the owner of 8,246,467 shares directly and  also is the custodian of 600,000 shares held for the benefit of  his three minor children and therefore may be considered the beneficial  owner of those shares.

(3)
Mr. Donelan is the owner of 8,446,467 shares directly and  also is the custodian of 400,000 shares held for the benefit of  his three minor children and therefore may be considered the beneficial  owner of those shares.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2009 or 2008. Mr. Lewis the Company Chairman and CEO,  received no direct compensation from the Company. Bainbridge Ventures, Inc., in which Mr. Lewis is a principal, received payments of $130,000 from the Company in 2009 under the First Amendment to Employment Agreement, and an additional $30,000 was accrued as Due to Officers at December 31, 2009.  Mr. Mayblum and Mr. Donelan, who served as Vice Presidents of the Company in 2009, also received no direct compensation from the Company in 2009.  Tower I Consultants, LLC, which is owned equally by Mr. Mayblum and Mr. Donelan, received a total of $150,000 in payments during 2009 from the Company in 2009 under the First Amendments to Employment Agreement, and an additional $30,000 was accrued as Due to Officers at December 31, 2009. There were no other transactions, or series of transactions, for the years ended December 31, 2009 or 2008, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as previously noted.

The Company entered into an investment advisory agreement in March 2006 with American Development & Investment Advisors, LLC, which is owned equally by Adam Mayblum, a director, Vice President and more than five percent shareholder, and Patrick Donelan, also a Vice President and more than five percent shareholder. Under the terms of that Agreement, the advisor agreed to provide investment advice and assistance to the Company with respect to locating, reviewing and investing in suitable portfolio investments by the Company recommended by the Investment Committee and to assist the Investment Committee in determining the value of its portfolio investments from time to time as required for reporting purposes.  The Agreement expired by its terms in 2008 and has not been renewed.  No advisory fees were accrued or paid under that agreement during the year ended December 31, 2009..

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $10,749 and $10,749, respectively.

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
                                                                                                                                                                                                                                                                                                                                                                            Reference
1A.1           Amended Designation of Preferences for Series A Convertible
                    Preferred Stock... 1

3.1             Certificate of Incorporation of the Company as filed with the Nevada Secretary of State on February 28, 1997 ... 2

3.4             Bylaws of the Company ... 2

4.1             Specimen common stock certificate... 2

10.1          1997 Compensatory Stock Option Plan of the Company... 2

10.2          1997 Employee Stock Compensation Plan of the Company... 2

10.3          First Amendment to Employment Agreement-Gary D. Lewis……...........................................................................................................................................................................…………………….………………..  3

10.4          First Amendment to Employment Agreement-Adam Mayblum ……….………………................................................................................................................................................................................……………..  3

10.5          First Amendment to Employment Agreement-Patrick Donelan …………..........................................................................................................................................................................…………….………………..  3

31.1          Certification of the Chief Executive Officer filed pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002... 3

31.2          Certification of the Chief Financial Officer filed pursuant to Section 302 of the
  Sarbanes-Oxley Act of 2002... 3

32.1         Certification of the Chief Executive Officer and Chief Financial Officer  pursuant to
 18 U.S.C.  Section 1350, as adopted pursuant  to Section 906 of the
 Sarbanes-Oxley Act of 2002 ... 3

Reference

1     Filed as an Exhibit to the Proxy Statement dated July 21, 2006
2     Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Registrant and incorporated by reference.
3     Filed herewith as an exhibit to this report

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...    F-1
Balance Sheets as of December 31, 2009 and 2008...    F-2
Statements of Operations for the years ended December 31, 2009 and 2008...    F-3
Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2009 and 2008.............................................................................................................................................................    F-4
Statements of Cash Flows for the years ended December 31, 2009 and 2008 ...    F-5
Notes to Financial Statements ...   F-6

FINANCIAL INFORMATION
Item 1.  Financial Statements.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Development & Investment Fund, Inc.

We have audited the accompanying balance sheets of American Development & Investment Fund, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Development & Investment Fund, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders’ deficits which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

April 15, 2010
Winter Park, Florida

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
    BALANCE SHEETS

	December 31	December 31
	2009	2008

ASSETS
Investments in portfolio companies-at fair value	$--	$--
Current assets:
Cash and cash equivalents	1,732	447
Total current assets	1,732	447
Other assets	--	--
Total assets	$1,732	$447
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities;
Accounts payable (includes $59,700 for 2009 and $550 for 2008 to related parties)	$102,669	$14,976
Accrued interest-related party	799	--
Note payable-related party (net of debt discount of $6,813)	19,833	--
Due to officers	60,000
Due to related party	3,550	3,550
Total current liabilities	186,851	18,526
Long term liabilities:	--	--
Total liabilities	186,851	18,526
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized, 36,829,333
and 34,408,000 shares issued at December 31, 2009 and December 31, 2008	36,829	34,408
Additional paid-in capital	572,027	202,164
Retained earnings (accumulated loss)	(793,975)	(254,651)
Total stockholders’ equity (deficit)	(185,119)	(18,079)
TOTAL LIABILITIES AND STOCK HOLDERS’ EQUITY (DEFICIT)	$1,732	$447

Net asset value per common share	$--	$--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
SCHEDULE OF INVESTMENTS
     December 31, 2009

Portfolio Investment	Industry	Amount or number	Cost	Fair value	% of net assets

--	--	--	$ --	$ --	--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF OPERATIONS

	For the year ended
	December 31
	2009 2008
INVESTMENT INCOME	$		$
Portfolio investment interest		--		--
TOTAL INCOME		--		--

OPERATING EXPENSES:
Investment advisory fees		--		--
General and administrative:
Bank fees		868		211
Consulting fees (all to related parties except for $29,000 in 2009)		456,500		22,500
Other expenses		2,080		350
Professional fee expenses		59,965		10,749
Rent (all to related party)		6,600		5,200
Travel		8,593		--
Total operating expenses		534,606		39,010
		(534,606)		(39,010)
Other income and expenses:				--
Interest expenses		4,718		--
Total other income and expenses		(4,718)		--
NET INVESTMENT LOSS		(539,324)
NET REALIZED INCOME FROM DISPOSITIONS		--		--
NET UNREALIZED APPRECIATION IN INVESTMENTS		--		--

NET DECREASE IN STOCKHOLDER EQUITY		$(539,324)		$(39,010)

Net loss per share- basic and diluted		$(0.015)		$--

Weighted average common shares outstanding
Basic		35,423,667		33,049,593
Diluted		35,423,667		33,049,593

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS

YEAR ENDED DECEMBER 31.
  2009                                                2008
Increase (decrease) in net assets from operations:
Net investment income (loss)	$(539,324)	$(39,010)
Net increase (decrease) in net assets from operations	(539,324)	(39,000)

Capital share transactions:
Proceeds from shares sold	363,200	31,200
Capital contribution from cancellation of accounts payable	--	88,424
Warrants issued	9,084	--
Net increase (decrease) in net assets from capital share transactions	372,284	119,624

Total increase (decrease) in net assets:	(167,040)	80,614
Net assets (deficiency) at beginning of period	(18,079)	98,693
Net assets (deficiency) at end of period	$(185,119)	$(18,079)

Capital share activity:
Shares sold	2,421,333	124,800
Net increase in capital share activity	2,421,333	124,800

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CASH FLOWS

                                                                                                                                                                                                                             For the year ended
                                                                                                                                                                                                                                                                             December 31,
                                                                                                                                                                                                                                                                                      2009                                                 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(539,324)	$(39,010)
Adjustments to reconcile net loss to net cash used by operations:
Amortization of debt discount	2,271	--
Increase (decrease) in:
Accounts payable and accrued expenses	87,693	12,698
Accrued interest	2,445	--
Due to officers	60,000	--
Due to affiliate	--	(4,400)
NET CASH USED BY OPERATING ACTIVITIES	(386,915)	(30,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	363,200	31,200
Proceeds of note	25,000	--
NET CASH FROM FINANCING ACTIVITIES	388,200	31,200
NET CASH INCREASE FOR PERIOD	1,285	488
CASH AT BEGINNING OF PERIOD	447	(41)
CASH AT END OF PERIOD	$1,732	$447

NON-CASH ACTIVITIES:
Accounts payable contributed as capital	$--	$88,424
Accrued interest converted to note payable	$1,646	$--
Issue of warrants	$9,084	$--
SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,398	$--
Income taxes paid	$--	$--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 1. Organization and Financial Statement Presentation

American Development & Investment Fund, Inc. (the Company) a Nevada corporation, was organized on February 28, 1997 and is a closed-end investment company that filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.

As a BDC, the company is subject to the filing requirements of the Securities Exchange Act of 1934 and has elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company is not a registered investment company under the 1940 Act, however, and is not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company also is subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 of Regulation S-X, which provides specific rules for financial reporting of investment companies.

The Company has not chosen to focus on investments in companies in any particular market or industry, but expects to invest, under normal circumstances, at least 80 percent of its net assets (including the amount of any borrowings for investment purposes) in qualified portfolio companies. At December 31, 2009, the Company had no net assets invested in portfolio companies.

Custodial Agreements

Rule 17f-1(c) issued under the Investment Company Act of 1940 provides that if a registered investment company shall place or maintain any of its investment securities in the custody of a member of a national securities exchange, then it may do so only pursuant to a written contract approved by its Board of Directors and containing certain required provisions.  The Company has no securities placed or maintained with such a member  and had no portfolio investments or investment securities during 2009; therefore, the Company does not have and has not filed, such an agreement with the SEC.

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company had no securities and minimal cash as of December 31, 2009, and no employees who have access to funds or securities of the Company.  Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

Accounting Principles

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the instructions to Form 10-K, including Regulation S-X. As a BDC, and therefore as a non-registered investment company, the Company is subject to the normal financial reporting rules of Regulation S-X, as adopted by the SEC, in accordance with Regulation S-X 5.01and is also subject to Section 6 of Regulation S-X, governing the financial reporting of investment companies.  The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2009) (the Audit Guide).

779,999 common shares were issued during the quarter ending December 31, 2009. A total of 2,421,333 common shares were issued during the year ended December 31, 2009 in private placement transactions at an issue price of $0.15 per share.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 2. Significant Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic  environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

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

As part of the fair valuation process, the Audit Committee of the Company will review the preliminary evaluations prepared by the Investment Advisor engaged by the Board of Directors, as well as management’s valuation recommendations and the recommendations of the Investment Committee.

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

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 2. Significant Accounting Policies (continued)

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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with accounting standards, accounting for income taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities.  At December 31, 2009 and 2008, the Company had approximately $ 794,000 and $255,000, respectively, of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.  The net operating loss carry-forwards may be limited under the change of control provisions of the Internal Revenue Code, Section 382 and expire in 2029.  The valuation allowance was approximately $299,000 and $96,000 at December 31, 2009 and 2008, respectively, and the change in valuation allowance for 2009 and 2008 was approximately $203,000 and $15,000, respectively.

The Company applies the provisions of income accounting standards for accounting for uncertainty in income taxes, a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Dividends and Distributions:

Dividends and distributions to common stockholders will be recorded on the ex-dividend date. The amount, if any, to be paid as a dividend will be approved by the board of directors each quarter and will be generally based upon management’s estimates of our earnings for the quarter and our investment needs. Net realized capital gains, if any, will be reviewed at least annually as part of any distribution determination.

Cash and Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in a bank deposit account which, at times, may exceed federally insured limits. At December 31, 2009, the Company deposits did not exceed

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 2. Significant Accounting Policies (continued)

FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Offering Costs:

Offering costs are expensed as incurred

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At December 31, 2009, the Company did not have any consolidated subsidiaries.

Financial instruments:

The fair values of all financial instruments approximate their carrying values.

Stock-Based Compensation

The Company applies FASB ASC Topic 718 and 505 to account for stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options and similar equity instruments (i.e., warrants) are measured at fair value at the date of grant and amortized over the vesting period.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855 during the year ended December 31, 2009. We have evaluated subsequent events through the date our consolidated financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements except for the matters disclosed in Note 19 to our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 2. Significant Accounting Policies (continued)

Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

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

Note 4. Related Party Transactions

Consulting expenses for 2009 and 2008 include $456,500 and $22,500, respectively, of consulting services received from related parties.

All rent expense for 2009 and 2008 was from related parties.

Included in accounts payable at December 31, 2009 and 2008 were $59,700 and $550, respectively, of amounts due to related parties for consulting services and rent.

Due to related party at December 31, 2009 and 2008 represents cash advances received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

Due to officers at December 31, 2009 represents unpaid consulting expenses due to Bainbridge Ventures, LLC ($30,000) for the services of Gary D. Lewis, and to Tower I Consulting, LLC for the services of Adam Mayblum and Patrick Donelan ($15,000 each). See, Employment Contracts, below.

Employment Contracts

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures received a total of $130,000 during 2009 for services provided to the Company and for providing the services of Gary D. Lewis as Chairman. An additional $30,000 due to Bainbridge Ventures, Inc. was accrued as Due to Officers at December 31, 2009. Tower I Consultants, LLC received a total of $150,000 in consulting fees during 2009 for services provided to the Company and for providing the services of Mr. Mayblum and Mr. Donelan to the Company. An additional $30,000 due to Bainbridge Ventures, Inc. was accrued as Due to Officers at December 31, 2009.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $160,000 for the services of Mr. Lewis in 2009, $20,000 per month for January, February and March 2010, and $27,083

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 4. Related Party Transactions (continued)

per month thereafter, and Tower I Consultants, LLC was entitled to $90,000 each for providing the services of Mr. Donelan and Mr. Mayblum in 2009, $15,000 per month each for January, February and March 2010, and $20,000 per month each thereafter, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence.

Note Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate, shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share at or before maturity. No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26, 646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and is due September 30, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 200,000 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital, as of October 1, 2009. The debt discount, which is being amortized to interest expense over the one-year term of the debt, totaled $6,813 at December 31, 2009.

Note 5     Stockholders’ Equity (Deficit)

The following table reflects the changes in the stockholders’ equity (deficit) of the Company from December 31, 2007 to December 31, 2009:
                                                                                                                                                                                                                                                                                                                                                                  Deficit
                                                                                                                                                                                                                                                                                                                   Additional                      Accumulated
                                                                                                                                  Common Stock                                                                      Preferred Stock                                     Paid in                                from
                                                                                                                                              Shares                          Amount                                   Shares                           Amount                          Capital                             Inception                                 Total
                                                                                                 #                                       $                                                #                                     $                                       $                                        $                                             $
Balances 12-31-2007	30,283,200	30,283	1,000,000	1,000	85,665	(215,641)	(98,693)
Issuance of stock	124,800	125	--	--	31,075	--	31,200
Conversion of preferred	4,000,000	4,000	(1,000,000)	(1,000)	(3,000)	--	--
Cancellation of payable	--	--	--	--	88,424	--	88,424
Net loss	--	--	--	--	--	(39,010)	(39,010)
Balances 12-31-2008	34,408,000	34,408	--	--	202,164	(254,651)	(18,079)

Issuance of stock	2,421,333	2,421	--	--	360,779	--	363,200
Issuance of warrant	--	--	--	--	9,084	--	9,084
Net loss	--	--	--	--	--	(539,324)	(539,324)
Balances 12-31-2009	36,829,333	36,829	--	--	572,027	(793,975)	(185,119)

Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no outstanding shares of Preferred Stock.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 5     Stockholders’ Equity (Deficit) (Continued)

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

Warrant
On October 1, 2009, the Company issued a warrant to a shareholder to purchase up to 200,000 non-assessable shares of the Company’s common stock at a per share purchase price of $0.25 at any time until October 1, 2011. The Company used the Black-Scholes option valuation model to calculate the fair value of the warrant. The assumptions used in the calculation were: market value of company stock on date of grant of $0.15, exercise price of warrant of $0.25, expected term of 2 years, volatility of 101.1%, interest rate of .06%, and yield of zero. The expected term was based on the term of the warrant. The expected volatility was based on the historical volatility of similar companies. The dividend yield of zero was based on the fact that the Company had never paid cash dividends and the expectation that there will not be any earnings available to pay dividends in the near future. The risk free interest rate was derived from average US treasury rates. The calculated fair value of the warrant was $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital. See Note 4.

Note 6     Financial Highlights

Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2009 and December 31, 2008:

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 6     Financial Highlights (continued)

CHANGES IN NET ASSET VALUE
For the years ended
December 31, 2009  December 31, 2008

Net asset value (deficiency) at
    beginning of period 1                                                                                                                               $     (0.00053)                                           $    (0.00326)
Proceeds from stock sales                                                                                                                                  0.00997                                                   0.00103
Conversion of preferred stock                                                                                                                                      -                                                      0.00026
Cancellation of payable                                                                                                                                                   -                                                      0.00257
Net investment loss                                                                                                                                           (0.01480)                                                  (0.00113)
Warrants issued                                                                                                                                                 0.00020                                                                -
Net unrealized appreciation                                                                                                                                         -                                                                  -
                                                                                                                                                                          __________                                             __________
Net asset value (deficiency), end of period2                                                                                             $     (0.00516)                                            $     (0.00053)

 (1)  Financial highlights as of December 31, 2009 and December 31, 2008 are based on 36,423,667 and 34,283,000 common shares outstanding, respectively.

 (2)  Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period. The total return is not annualized.

Note 7  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $ (793,975)  at December 31, 2009 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During 2009, the Company did not complete any portfolio investments, or the acquisition or disposition of any material asset.  The business of the Company was limited to engaging in the due diligence necessary to locate suitable portfolio investments for the Company, as a business development company under the 1940 Act. We conducted extensive due diligence on a number of potential portfolio investments during 2009, and entered into investment and acquisition letters of intent with several companies. No portfolio investments have yet been closed, however.

Note 8  Fair Value Measurements

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 8  Fair Value Measurements (continued)

fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 —Quoted prices in active markets for identical assets or liabilities.

Level 2 —Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs. Following is a description of the valuation methodologies used for assets measured at fair value.

Level 3 Fair value Measurements

The value of the Company’s stock warrant is deemed to be unobservable. Management has used the Black-Scholes method to determine fair value.

Note 9  Significant Adjustments in the Fourth Quarter of 2009

During the quarter ended December 31, 2009, the officers of the Company agreed to forgo salaries and related taxes totaling $497,344 which were accrued and payable to them as of September 30, 2009 as they had not been devoting full time to the business and because no acquisitions or funding occurred in 2009, as had been expected. These accruals, all of which were expensed in 2009, were reversed in the 4th quarter against the related expenses.

The officers had been paid $170,000 of salaries through September 30, 2009, and were paid an additional $110,000 and accrued an additional $60,000 in consulting fees during the fourth quarter. The $170,000 amount paid prior to September 30, 2009 was reclassified from payroll expense to consulting expense in the fourth quarter as the amounts were paid to the officers’ consulting companies and not to them individually. Additional consulting fees unrelated to officers of $50,750 also were paid during the 4th quarter.

The following table illustrates the significant 4th quarter adjustments:

	At or Thru 9/30/2009	4th Quarter Adjustment	Adjusted

Accrued Salaries	$ (463,750)	$ 463,750	$ -
Accrued Payroll	(33,594)	33,594	-
Payroll Taxes Expense	33,594	(33,594)	-
Officers Salaries Expense	633,750	(633,750)	-
Consulting Expense	65,750	170,000	235,750
Total	$ 235,750	$ -	$ 235,750

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 9  Significant Adjustments in the Fourth Quarter of 2009 (continued)

The following table reconciles consulting expense for the 4th quarter:

09/30/2009 balance per the Statement of Operations	$ 65,750
4th Quarter adjustment	170,000
Additional 4th Quarter expenses	220,500
12/31/2009 balance per the Statement of Operations	$ 456,500

All 2009 consulting expenses except for $29,000 were with related parties. All 2008 consulting expenses were to related parties

Note 10 Subsequent Events

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on April 15, 2010 and has concluded that, except as noted below, there are no such subsequent events which would have a material effect on these financial statements.

The Company anticipates closing on new funding for its operations during the first half of 2010, and is considering submitting the question of electing to terminate the business development company election to its shareholders at the next Annual Meeting. During the first quarter of 2010, the Company has received an additional capital contribution of  $250,000 from one investor for 1,666,667 shares of common stock.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Dated April 15, 2010
American Development & Investment Fund, Inc.

      /s/ Gary D. Lewis
By ___________________________________
Gary D. Lewis
                                                                                                Chief Executive Officer

      /s/ Roger Tannery
By ___________________________________
Roger Tannery
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                                                                  Title                                                                       Date

      /s/ Gary Lewis
__________________                                                         Director, and                                                     April 15, 2010
Gary D. Lewis                                                                Chief Executive Officer

     /s/  David Dallow
___________________                                                            Director                                                        April 15, 2010
David Dallow

    /s/  Adam Mayblum                                                             Director and                                                      April 15, 2010
___________________                                                     Vice President
 Adam Mayblum

     /s/  David Brant                                                                      Director                                                          April 15, 2010
___________________
  David Brant

     /s/  John Kelly                                                                          Director                                                        April  15, 2010
___________________
John Kelly