Form 10-Q
period 2010-03-31
American Development & Investment Fund, Inc.
filed 2010-05-24
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                  Yes [  ]    No  [X ]

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of May 15, 2010, was 39,002,667 shares.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
FORM 10-Q
MARCH 31, 2010

TABLE OF CONTENTS

 i

PART I.
ITEM 1. FINANCIAL INFORMATION

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
                                          BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Investments in portfolio companies-at fair value	$--	$--
Current assets:
Cash and cash equivalents	190,859	1,732
Total current assets	190,859	1,732
Other assets	--	--
Total assets	$190,859	$1,732
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities;
Accounts payable (including $87,750 and $59,700 to related parties)	$127,081	$102,669
Accrued interest	1,599	799
Note payable related party (net of discount of $4,542 and $6,813)	22,104	19,833
Due to affiliate	3,550	3,550
Due to officers	110,000	60,000
Total current liabilities	264,334	186,851
Long term liabilities:	--	--
Total liabilities	264,334	186,851
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,002,667
and 36,829,333 shares issued at March 31, 2010 and December 31, 2009	37,155	36,829
Additional paid-in capital	897,701	572,027
Retained earnings (accumulated loss)	(1,008,331)	(793,975)
Total stockholders’ equity (deficit)	(73,475)	(185,119)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$190,859	$1,732

Net asset value per common share	$--	$--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
SCHEDULE OF INVESTMENTS
 (UNAUDITED)
March 31, 2010

Portfolio Investment	Industry	Amount or number	Cost	Fair value	% of net assets
--	--	--	$ --	$ --	--

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2010 2009
INVESTMENT INCOME	$		$
Portfolio investment interest		--		--
TOTAL INCOME		$--		$--

EXPENSES
Investment advisory fees		$--		$--
General and administrative:
Bank fees		239		--
Consulting fees (including $176,250 and $18,750 with related parties)		199,250		18,750
Officers’ salaries		--		206,250
Other expenses		115		910
Payroll taxes		--		16,797
Professional fee expenses		5,000		--
Rent		1,800		1,650
Travel		4,882		--
Total expenses		211,286		244,357
INCOME (LOSS) FROM OPERATIONS		$(211,286)		$(244,357)
Other income and expenses:
Interest expenses		3,070		--
Total other income and expenses		(3,070)		--
NET INCOME (LOSS) BEFORE INCOME TAX		$(214,356)		$(244,357)
Provision for income tax		--		--
NET INCOME (LOSS)		$(214,356)		$(244,357)

Net loss per share- basic and diluted		$(0.01)		$(0.01)

Weighted average common shares outstanding
Basic		37,109,248		34,408,000
Diluted		37,109,248		34,408,000

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS (DEFICIENCY)
(UNAUDITED)

	Three months ended March 31, 2010 (unaudited)	Year ended December 31, 2009
Increase (Decrease) in net assets from operations:
Net investment (loss)	$(214,356)	$(539,324)
Net increase (decrease) in net assets resulting from operations	(214,356)	(539,324)
Capital share transactions:
Proceeds from shares sold	326,000	363,200
Warrants issued	---	9,084

Net increase in net assets from capital share transactions	326,000	372,284

Total increase (decrease) in net assets:	111,644	(167,040)
Net assets (deficiency) at beginning of period	(185,119)	(18,079)

Net assets (deficiency) at end of period	$(73,475)	$(185,119)

Capital share activity
Shares sold	2,173,334	2,421,333

Net increase in capital share activity	2,173,334	2,421,333

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                                                                                                                          For the three months
                                                                                                                                                                                                                                              ended March 31,
                                                                                                                                                                                                                                         2010                                                               2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(214,356)	$(244,357)
Adjustments to reconcile net loss to net cash used by operations:
Amortization of debt discount	2,271	--
Increase (decrease) in:
Accounts payable and accrued expenses	24,412	3,529
Accrued officers’ salaries	--	206,250
Accrued payroll taxes	--	16,797
Accrued interest	800	--
Due to officers	50,000	--
NET CASH USED BY OPERATING ACTIVITIES	(136,873)	(17,781)

CASH FLOWS FROM INVESTING ACTIVITIES
	--	--
NET CASH USED BY INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	326,000	--
Proceeds from notes	--	25,000
NET CASH FROM FINANCING ACTIVITIES	326,000	25,000
NET CASH INCREASE FOR PERIOD	$189,127	$7,219
CASH AT BEGINNING OF PERIOD	$1,732	$447
CASH AT END OF PERIOD	$190,859	$7,666

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

See accompanying notes to financial statements.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

The Company does not intend to focus on any primary investment market, and expects to invest, under normal circumstances, at least 80 percent of its net assets in qualified portfolio companies in emerging growth markets. At March 31, 2010, the Company had not yet invested in any portfolio companies. The Company expects to concentrate on making investments in companies having annual revenues of less than $250 million and in transaction sizes of less than $25 million. In most cases, these companies will be privately held or will have thinly traded public equity.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2009. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2009) the Audit Guide).

Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with FASB ASC 740-10-25, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts and tax basis of assets and liabilities.  At March 31, 2010, the Company has approximately $1,008,000.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.  The valuation allowance was approximately $379,000 at March 31, 2010 and the change is the valuation approximately $80,000 for the quarter ended March 31, 2010. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At March 31, 2010, the Company did not have any consolidated subsidiaries.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company had no securities and minimal cash as of March 31, 2010, and no employees who have access to funds or securities of the Company.  Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

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
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
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

NOTE 4. RELATED PARTY TRANSACTIONS

Consulting expenses for the quarters ended March 31, 2009 and 2008 include $150,000 and $18,750, respectively, of consulting services received from related parties.  As of March 31, 2010, a total of $110,000 in amounts were due to officers from the same consulting relationships.

Due to related party at March 31, 2010 and 2009 represents cash advances received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

Due to officers at March31, 2010 represents unpaid consulting expenses due to Bainbridge Ventures, LLC ($20,000) for the services of Gary D. Lewis, and to Tower I Consulting, LLC for the services of Adam Mayblum and Patrick Donelan ($90,000 total). See, Employment Contracts, below.

In addition, a total of $87,750 in accrued consulting fees were due to CF Consulting, LLC, an unaffiliated entity, including $17,500 due for the services of Roger Tannery as consulting CFO for the company.  The balance of the amount due (accounts payable of $127,001 at March 31, 2010) is for financial and legal services as well as rent due to CF Consulting, LLC from March 2009 to date.

Employment Contracts

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors (Lewis and Mayblum) of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (continued)

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

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $20,000 per month for January, February and March 2010, and $27,083 per month thereafter for the services of Mr. Lewis, and Tower I Consultants, LLC is entitled to $15,000 per month each for January, February and March 2010, and $20,833 per month each thereafter for providing the services of Mr. Donelan and Mr. Mayblum, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence. A total of $70,000 was paid to Bainbridge Ventures, Inc. during the quarter ended March 31, 2010, and $30,000 was paid to Tower I Consultants, LLC.

Note Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliated shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share at or before maturity. No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26,646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and is due September 30, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 200,000 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital, as of October 1, 2009. The debt discount, which is being amortized to interest expense over the one-year term of the debt, totaled $ 4,542 at March 31, 2010 and $6,813 at December 31, 2009.

NOTE 5.    STOCKHOLDERS’ EQUITY.

A total of 2,173,334 common shares were issued by the Company during the quarter ended March 31, 2010 at $0.15 per share for a total of $326,000.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 6.    FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the three months ended March 31, 2010 and for the twelve months ended December 31, 2009:

                                                                                                                                                                                  CHANGES IN NET ASSET VALUE
	For the	For the
	Three months ended	Twelve months ended
	March 31, 2010	December 31, 2009

Net asset value at beginning of period (1)	$(0.00475)	$(0.00050)
Proceeds from common stock	0.00836	0.01008
Net investment income (loss)	(0.00549)	(0.01496)
Warrants issued	0.00000	0.00024
Net asset value at end of period (2)	$(0.00188)	$(0.00514)

 (1)  Financial highlights as of March 31, 2010 and December 31, 2009 are based on 39,002,667 and 36,829,333 fully diluted common shares outstanding, respectively.
 (2)  The changes in net asset value during the period ended March 31, 2010 result in insignificant changes, (measured in the thousandths or smaller increments) and therefore are not deemed to be material.

NOTE 7  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $1,008,331 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8  SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on May 24, 2010 and has concluded that there are no such subsequent events which would have a material effect on these financial statements, except as noted below.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

NOTE 8  SUBSEQUENT EVENTS (continued)

Engagement of Investment Bank

On May 8, 2010, the Company engaged Grandview Capital, Inc. to assist the Company in raising an initial private placement offering amount of $3,000,000, followed by a registered offering of up to $20 million in securities of the Company.  An initial investment banking fee of $12,500 was paid on signing of the engagement letter with Grandview Capital.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2009.

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

We intend to invest in companies in emerging markets and industries, most of which will have relatively short operating histories. We do not currently intend to invest in companies which may be considered as start-up companies, due to the increased risk involved. The companies in which we invest are and will be subject to all of the business risk and uncertainties associated with any growing business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. As of March 31, 2010, we had not yet completed any portfolio or other investments.

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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company has no securities and minimal cash as of March 31, 2010.  Management will obtain any required fidelity bond as and when required by the rules applicable to the Company as a BDC.

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

Rule 38a-1 also requires that the Company appoint a Chief Compliance Officer to oversee the compliance with the written policies and procedures and to report periodically to the Company and its Board of Directors.  The Company has maintained a consulting agreement to obtain necessary compliance services to date.

Results of Operations

For the quarter ended March 31, 2010, we incurred bank fees of $239, consulting expenses of $199,250, rent expense of $1,800, professional fees of $5,000, and travel expenses of $4,881, compared to consulting expenses of $18,750, rent expense of $1,650, professional fees of $0, officers’ salaries of $206,250, payroll taxes of $16,797, transfer agent fees of $910 and travel expenses of $0 for the quarter ended March 31, 2009.

Effective January 1, 2009, we entered into employment agreements with our three principal officers, calling for annual salaries of $325,000, $250,000 and $250,000 to commence when the Company is adequately funded.  Pending such funding, the Company expensed consulting amounts of $15,000 each per month for the services of Adam Mayblum and Patrick Donelan, and $20,000 for the services of Gary Lewis, in lieu of employment payments during the quarter, as follows:

                    Bainbridge Ventures, Inc.                                                      $ 60,000  (for Gary D. Lewis)
                    Tower 1 Consulting, LLC                                                      $ 90,000  (for Adam Mayblum and Patrick Donelan)

A total of $110,000 in amounts due officers under this consulting arrangement were accrued as of the end of the quarter ended March 31, 2010.

Our total expenses were $214,356 for the quarter ended March 31, 2010 and $244,357 for the quarter ended March 31, 2009. We had no income reported for either quarter.

Financial Highlights

Financial highlights of the Company for the period ending March 31, 2010 are included in Footnote 5 to our Financial Statements.

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

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended March 31, 2010.

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

We expect to acquire minority or majority equity interests in our portfolio companies, which may pay cash or in-kind dividends on a recurring or otherwise negotiated basis. In addition, we may generate revenue in other forms including commitment, origination, structuring or due diligence fees, and possibly consultation fees. Any such fees generated in connection with our investments will be recognized as earned. We earned no investment income during the quarter ended March 31, 2010.

Operating Expenses

Our primary operating expenses consist of consulting, and other operating and overhead-related expenses, including amounts paid to our executive officers.

Operating expenses totaled $214,356 for the quarter ended March 31, 2010 as compared to $244,357 for the quarter ended March 31, 2009.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Our net investment income (loss) totaled $(214,356) for the quarter ended March 31, 2010 compared to $(244,357) for the quarter ended March 31, 2009 and $(539,324) for the year ended December 31, 2009. Net unrealized appreciation totaled $0 for the quarter ended March 31, 2010 compared to $0 for the quarter ended March 31, 2009 and $0 for the year ended December 31, 2009. To date, we have generated no cash flows from operations.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2010, we raised proceeds of $326,000 from the sale of 2,173,334 shares of common stock in two separate private placement transactions.  The pre share price of each transaction was $0.15.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2010 and the twelve months ended December 31, 2009, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of March 31, 2010, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 2,173,334 common shares were issued by the Company during the quarter ended March 31, 2010 at $0.15 per share for a total of $326,000.

As a result, there were 39,002,667 common shares issued as of March 31, 2010 and no shares of preferred stock issued at March 31, 2010.

Item 3. Defaults Upon Senior Securities.

The Company is not in default on any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the quarter ended March 31, 2010.

Item 5. Other Information.

Resignation of Director, Appointment of New Director

On May 8, 2010, the Board of Directors accepted the resignation of David Brant as a director.  Mr. Brant resigned for personal reasons, there were no disagreements between the Company and Mr. Brant, and Mr. Brant did not provide the Company with a letter regarding the circumstances of his resignation.

On May 8, 2010, the Board of Directors elected Dr. Elliott Hahn as a director of the Company, to replace Mr. Brant.  There was no arrangement or understanding between Dr. Hahn and any other person, pursuant to which he was selected as a director.  There also was no material plan, contract, or arrangement (whether or not written) to which Mr. Hahn is a party or in which he participates involving the Company. John Kelly was also appointed as Chair of the Audit Committee of the Board of Directors to replace Mr. Brant.

Dr. Hahn is the Executive Chairman of Accu-Break Pharmaceuticals, Inc., a developer and provider of tablet technologies to the pharmaceutical industry, where he previously served as the President from October 2004 through December 2007 and as Chairman from January 2008 through March 2009. Dr. Hahn was a co-founder of Andrx Corporation and served as Chairman Emeritus from March 2003 until its acquisition in November 2006. Dr. Hahn was Andrx Corporation’s President from February 1993 until March 2003, Chief Executive Officer from October 2001 until June 2002, and Chairman of the Board of Directors from June 2002 through March 2003. From June 1990 until February 1993, Dr. Hahn was Vice President for Scientific Affairs of IVAX and Vice President of Research at the pharmaceutical subsidiary of IVAX Corp., then a publicly traded pharmaceuticals company.

Item 6. Exhibits

Exhibit          Description of Exhibit

31                  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.1               Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32                  Certification of Chief Executive and Financial Officers pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

_/s/__Gary D. Lewis____                May 24, 2010
Gary D. Lewis, Chairman

-

