Form 10-Q
period 2010-06-30
American Development & Investment Fund, Inc.
filed 2010-08-13
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                                      For the transition period from                      to

Commission File number 814-00721 and 0-27775

AMERICAN BIOCARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

American Development & Investment Fund, Inc., Inc.
(Former name if changed since last report)

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                          Yes [  ]    No  [X ]

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of August 1, 2010, was 39,379,000 shares.

AMERICAN BIOCARE, INC.
FORM 10-Q
JUNE 30, 2010

TABLE OF CONTENTS

i

PART I.
ITEM 1. FINANCIAL INFORMATION

AMERICAN BIOCARE, INC.
                                       BALANCE SHEETS

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Investments in portfolio companies-at fair value	$--	$--
Current assets:
Cash and cash equivalents	19,249	1,732
Deposits	5,000	--
Total current assets	24,249	1,732
Other assets	--	--
Total assets	$24,249	$1,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities;
Accounts payable (including $108,300 and $59,700 to related parties)	$153,056	$102,669
Accrued interest	2,398	799
Note payable related party (net of discount of $2,271 and $6,813)	24,375	19,833
Due to affiliate	3,550	3,550
Due to officers	87,667	60,000
Total current liabilities	271,046	186,851
Long term liabilities:	--	--
Total liabilities	271,046	186,851
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized, 39,379,000
and 36,829,333 shares issued at June 30, 2010 and December 31, 2009	39,379	36,829
Additional paid-in capital	951,927	572,027
Retained earnings (accumulated loss)	(1,238,103)	(793,975)
Total stockholders’ equity (deficit)	(246,797)	(185,119)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,249	$1,732

Net asset value per common share	$--	$--

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
SCHEDULE OF INVESTMENTS
 (UNAUDITED)
June 30, 2010

Portfolio Investment	Industry	Amount or number	Cost	Fair value	% of net assets
--	--	--	$ --	$ --	--

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	June 30,
	2010 2009
INVESTMENT INCOME	$		$
Portfolio investment interest		--		--
TOTAL INCOME		--		--

EXPENSES
Investment advisory fees		--		--
General and administrative:
Bank fees		459		--
Consulting fees (including $42,250 and $0 with related parties)		42,250		12,500
Officers’ consulting		206,250		221,250
Other expenses		12,600		1,599
Payroll taxes		--		16,797
Professional fee expenses		15,942		5,583
Rent		1,800		1,100
Travel		7,401		--
Total expenses		286,702		258,829
INCOME (LOSS) FROM OPERATIONS		(286,702)		(258,829)
Other income and expenses:
Cancellation of accounts payable due officers		60,000		--
Interest expenses		(3,070)		--
Total other income and expenses		(56,930)		--
NET INCOME (LOSS) BEFORE INCOME TAX		(229,772)		(258,829)
Provision for income tax		--		--
NET INCOME (LOSS)		$(229,772)		$(258,829)

Net loss per share- basic and diluted		$(0.01)		$(0.01)

Weighted average common shares outstanding
Basic		39,026,712		34,449,319
Diluted		39,026-712		34,449,319

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
	June 30,
	2010 2009
INVESTMENT INCOME	$		$
Portfolio investment interest		--		--
TOTAL INCOME		--		--

EXPENSES
Investment advisory fees		--		--
General and administrative:
Bank fees		698		--
Consulting fees (including $68,500 and $0 with related parties)		91,500		31,250
Officers’ salaries/consulting		356,250		427,500
Other expenses		12,715		2,509
Payroll taxes		--		33,594
Professional fee expenses		20,942		5,583
Rent		3,600		2,750
Travel		12,282		--
Total expenses		497,987		503,186
INCOME (LOSS) FROM OPERATIONS		(497,987)		(503,186)
Other income and expenses:
Cancellation of accounts payable due officers		60,000		--
Interest expenses		(6,141)		--
Total other income and expenses		53,859		--
NET INCOME (LOSS) BEFORE INCOME TAX		(444,128)		(503,186)
Provision for income tax		--		--
NET INCOME (LOSS)		$(444,128)		$(503,186)

Net loss per share- basic and diluted		$(0.01)		$(0.01)

Weighted average common shares outstanding
Basic		37,740,210		34,449,319
Diluted		37,740,210		34,449,319

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

	Six months ended June 30, 2010 (unaudited)	Year ended December 31, 2009
Increase (Decrease) in net assets from operations:
Net investment (loss)	$(444,128)	$(539,324)
Net increase (decrease) in net assets resulting from operations	(444,128)	(539,324)
Capital share transactions:
Proceeds from shares sold	$382,450	363,200
Warrants issued	---	9,084
Net increase in net assets from capital share transactions	382,450	$372,284
Total increase (decrease) in net assets:	(61,678)	$(167,040)
Net assets (deficiency) at beginning of period	(185,119)	(18,079)
Net assets (deficiency) at end of period	$(246,797)	$(185,119)
Capital share activity
Shares sold	2,549,667	2,421,333
Net increase in capital share activity	2,549,667	2,421,333

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                                                                                                                             For the six months
                                                                                                                                                                                                                                               ended June 30,
                                                                                                                                                                                                                                          2010                                                              2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(444,128)	$(503,186)
Adjustments to reconcile net loss to net cash used by operations:
Amortization of debt discount	4,542	--
Cancellation of amounts due officers	(60,000)	--
Increase (decrease) in:
Accounts payable and accrued expenses	50,387	15,727
Accrued officers’ salaries	--	382,500
Accrued payroll taxes	--	33,594
Accrued interest	1,599	896
Due to officers	87,667	--
Deposit	(5,000)
NET CASH USED BY OPERATING ACTIVITIES	(364,933)	(70,469)

CASH FLOWS FROM INVESTING ACTIVITIES
	--	--
NET CASH USED BY INVESTING ACTIVITIES	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	382,450	76,000
Shareholder advance	--	30,000
Proceeds from notes	--	25,000
NET CASH FROM FINANCING ACTIVITIES	382,450	131,000
NET CASH INCREASE FOR PERIOD	17,517	60,531
CASH AT BEGINNING OF PERIOD	1,732	447
CASH AT END OF PERIOD	$19,249	$60,978

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

See accompanying notes to financial statements.
AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

American Development & Investment Fund, Inc. (the “Company”), a Nevada corporation, was organized in February, 1997 and filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.  On June 18, 2010, the Board of Directors recommended that the corporate name be changed to American BioCare, Inc. and that the election to be treated as a business development company be terminated.  A majority (57%) of our shareholders approved these actions by written consent and an Information Statement on Form 14C was mailed to all of the Company’s shareholders on July 12, 2010. On August 2, 2010, the Articles of Amendment of the Company’s Articles of Incorporation were amended to change the corporate name to American BioCare, Inc.  A Form N54-C is expected to be filed with the SEC to terminate the BDC election shortly.

As a BDC, the company was subject to the filing requirements of the Securities Exchange Act of 1934 and elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company was not a registered investment company under the 1940 Act, however, and was not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company remained subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 thereof applicable to regulated investment companies.  The termination of the BDC election will result in the Company filing the normal financial reports required by Regulation S-X other than Section 6.  Since the Company was still a BDC at June 30, 2010 and has not yet filed the Form N54-C terminating the election, the financial statements included in this Report  are presented as a business development company. At June 30, 2010, the Company had not yet invested in any portfolio companies.

The accompanying financial statements are un-audited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2009. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2010) the Audit Guide).

Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.  The following are significant accounting policies which will be consistently applied by the Company and are based on Chapter 7 of the Audit Guide, as modified by Appendix A applicable to business development companies:

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

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Federal and State Income Taxes:

The Company has not elected to be treated as, and is not, a regulated investment company and does not presently intend to comply with the requirements of the Internal Revenue Code of 1986 (the Code), applicable to regulated investment companies. A regulated investment company is required to distribute at least 90% of its investment company taxable income to shareholders, which the Company does not expect to do for the foreseeable future. Therefore, the Company must make appropriate provision for income taxes in accordance with FASB ASC 740-10-25, Accounting for Income Taxes, using the liability method, which requires the recognition of deferred assets and liabilities for the expected future tax consequences of temporary differences between carry amounts

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

and tax basis of assets and liabilities.  At June 30, 2010, the Company has approximately $1,238,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry-forwards as realization of the asset is not assured.  The valuation allowance was approximately $420,920 at June 30, 2010 and the change in the valuation was approximately $80,800 for the quarter ended June 30, 2010. The net operating loss carry-forwards may be limited under the change of control provisions of the Internal revenue Code, Section 382.

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

Consolidation:

As an investment company, the Company will only consolidate subsidiaries which are also investment companies. At June 30, 2010, the Company did not have any consolidated subsidiaries.

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

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
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

Fidelity Bond

Rule 17g-1 issued under the Investment Company Act of 1940 provides that a registered investment company must provide and maintain a fidelity bond against larceny or embezzlement by each officer or employee of the company who may have access to securities or funds of the company, directly or indirectly. The Company had no securities and minimal cash as of June 30, 2010, and no employees who have access to funds or securities of the Company.

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

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements:

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amount other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Consulting expenses for the quarters ended June 30, 2010 and 2009 include $3,250 and $0 respectively, of consulting services received from related parties.  For the quarter ended June 30, 2010, a total of $206,250 in amounts were due to officers from consulting relationships in lieu of salaries.

Due to affiliate at June 30, 2010 and December 31, 2009 of $3,550 represents cash advances received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

Due to officers of $87,667 at June 30, 2010 represents unpaid consulting expenses due to Tower I Consulting, LLC for the services of Adam Mayblum and Patrick Donelan ($35,833 each) and to Bainbridge Ventures, LLC ($16,000) for the services of Gary D. Lewis. See, Employment Contracts, below.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2010, a total of $81,800 has been accrued under the consulting agreement with CF Consulting, LLC, of which approximately $5,500 represents unpaid rent for office space, telephone, computer and network services and related items, also supplied by CF Consulting, LLC. The balance of the total accounts payable of $153,056 at June 30, 2010 is for financial and legal services as well as a total of $17,500 in accrued consulting fees due to Roger Tannery, the consulting CFO of the Company. The principal of CF Consulting is a stockholder of the Company.

The Company has entered into a consulting agreement with GNL Advisors, LLC, based on in Chicago, Illinois, for financial and related services. A total of $6,000 was paid to GNL advisors, LLC in April, 2010, and an additional $5,000 has been accrued as due for each of the months of May and June, 2010. The principal of GNL Advisors, LLC is Gary N. Lewis, who is the son of the Chairman of the Company, Gary D. Lewis.

Employment Contracts

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors (Lewis and Mayblum) of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead at that time, except for a total of $60,000 in accrued amounts due to Tower I for Donelan and Mayblum at December 31, 2009, which was subsequently reversed during the quarter ended June 30, 2010.  The results of that reversal are reflected as Other income in the accompanying financial statements.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. was entitled to $27,083 per month during the quarter ended June 30, 2010 for the services of Mr. Lewis, and Tower I Consultants, LLC was entitled to $41,667 per month during the quarter ended June 30, 2010 for providing the services of Mr. Donelan and Mr. Mayblum, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence. A total of $206,250 in amounts were due to officers for the quarter, ended June 30, 2010. A total of $85,250 was paid to Bainbridge Ventures, Inc. during the quarter for the services of Mr. Lewis, and $83,333 was paid to Tower I Consultants, LLC during the quarter for the services of Mr. Mayblum and Mr. Donelan.

Note Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliated shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS (continued)

full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share at or before maturity. No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26,646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and is due September 30, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 200,000 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084 at the time of issue, and this amount was recorded as a debt discount, decreasing the value of the note payable and increasing equity as additional paid in capital, as of October 1, 2009. The debt discount, which is being amortized to interest expense over the one-year term of the debt, totaled $2,271 at June 30, 2010 and $6,813 at December 31, 2009.

NOTE 5.    STOCKHOLDERS’ EQUITY.

A total of 376,333 common shares were issued by the Company during the quarter ended June 30, 2010 at $0.15 per share for a total of $56,450.

NOTE 6.    FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the six months ended June 30, 2010 and for the twelve months ended December 31, 2009:

                        CHANGES IN NET ASSET VALUE
	For the	For the
	Three months ended	Twelve months ended
	June 30, 2010	December 31, 2009

Net asset value at beginning of period (1)	$(0.00516)	$(0.00053)
Proceeds from common stock	0.00971	0.00997
Net investment income (loss)	(0.01087)	(0.01480)
Warrants issued	0.00000	0.00020
Net asset value at end of period (2)	$(0.00632)	$(0.00516)

(1)	Financial highlights as of June 30, 2010 and December 31, 2009 are based on 39,379,000 and 36,829,333 fully diluted common shares outstanding, respectively.

(2)	The changes in net asset value during the period ended June 30, 2010 result in insignificant changes, (measured in the thousandths or smaller increments) and therefore are not deemed to be material.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

NOTE 7  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $1,238,103 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8  SUBSEQUENT EVENTS

During the quarter ended June 30, 2010, the Board of Directors approved resolutions to change the name of the corporation to American BioCare, Inc., to end the election to be treated as a business development company, and to recapitalize the Company by creating two classes of common stock, Series A and Series B common stock.  The Board also approved the adoption of a stock option plan for officers, directors, employees and consultants. A majority of the shareholders of the Company approved these actions and an Information Statement describing the changes was sent to all of the shareholders of the Company on July 12, 2010.  The changes became effective on August 2, 2010.
However the stock split has not yet been implemented as it is contingent upon the Company filing an amended certificate of incorporation in Nevada to establish two classes of stock, which has not yet occurred.  The reverse split will be accomplished by the exchange of the current common shares for new Series B common shares. As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock will be exchanged for one new share of Series B common stock. Each stockholder will hold the same percentage of outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. Currently, the Company is authorized to issue up to a total of 150,000,000 shares of common stock, which as a result of the recapitalization will be classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The reverse stock split will not change the number of total authorized shares of the Company’s capital stock. There were 39,379,000 common shares outstanding, which will become 3,281,583 Series B common shares after the transaction.  An additional 718,417 post-split Series B Common Stock shares will remain available for issue. No Series B Common shares have been issued as of the date of this Report. The par value per share of Series A and the new Series B common stock will remain unchanged at $0.001 per share after the reverse stock split.

The stock split will be retroactively applied in the financial statement once the amended certificate of incorporation is filed with and approved by the State of Nevada. There have been no common stock transactions subsequent to the announced split effective August 2, 2010.

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

Overview

We were incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group, Inc., and were a development stage company through the end of 2005, and until we changed our business model with the election to be treated as a business development company on March 20, 2006. On March 8, 2006, we changed our corporate name to American Development & Investment Fund, Inc., to reflect our new business model and plan. We expect to file a Form N54-C terminating our status as a business development company in the near future, and will then cease to act as a BDC.  We have also changed our corporate name to American BioCare, Inc.

Results of Operations

For the quarter ended June 30, 2010, we incurred bank fees of $459, consulting expenses of $42,250, rent expense of $1,800, professional fees of $15,942, officers’ consulting expenses of $206,250, investment banking fees of $12,500 and travel expenses of $7,401, compared to bank fees of $83, consulting expenses of $63,750, rent expense of $1,650, professional fees of $5,583, officers’ salaries of $0, payroll taxes of $0, transfer agent fees of $510 and travel expenses of $0 for the quarter ended June 30, 2009.  For the six months ended June 30, 2010, net investment loss totaled $444,128 compared to a net investment loss of $503,186 for the six months ended June 30, 2009, based on net operating expenses of $497,987 for 2010 compared to $503,186 for 2009.  The Company has yet to generate any revenue.

Effective January 1, 2009, we entered into employment agreements with our three principal officers, calling for annual salaries of $325,000, $250,000 and $250,000 to commence when the Company is adequately funded.  Pending such funding, the Company expensed consulting amounts of $20,833 each per month for the services of Adam Mayblum and Patrick Donelan, and $27,083 for the services of Gary Lewis, in lieu of employment payments during the quarter, as follows:

                                                                                                          Bainbridge Ventures, Inc.                                                      $   81,250  (for Gary D. Lewis)
                                                                                                          Tower 1 Consulting, LLC                                                       $ 125,000  (for Adam Mayblum and Patrick Donelan)

A total of $87,667 in amounts due officers under this consulting arrangement were accrued as of the end of the quarter ended June 30, 2010, $71,667 to Tower I Consulting, LLC and $16,000 to Bainbridge Ventures, Inc.

Our total operating expenses were $286,702 for the quarter ended June 30, 2010 and $72,472 for the quarter ended June 30, 2009. We had no operating income reported for either quarter.  For the quarter ended June 30, 2010, by agreement with Tower I Consulting, LLC, an accrual of consulting expenses at December 31, 2010 was cancelled in the amount of $60,000, resulting in Other income reported in that amount for the quarter.

Financial Highlights

Financial highlights of the Company for the period ending June 30, 2010 are included in Footnote 5 to our Financial Statements.

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

Long-Term Portfolio Investments

There were no portfolio investments made during the three months ended June 30, 2010.

Investment Income

We expect to generate revenue in the form of interest income on any debt securities that we own, dividend income on any common or preferred stock that we own, and capital gains or losses on any debt or equity securities that we acquire in portfolio companies and subsequently sell. We also expect to receive fee income from providing management services to our portfolio companies. Our investments, if in the form of debt securities, will typically have a term of one to ten years and bear interest at a fixed or floating rate. To the extent achievable, we will seek to collateralize our investments by obtaining security interests in our portfolio companies assets. Our business model, however, is to invest primarily in equity securities of our portfolio companies and to maintain a minimal level of debt investment. We do not plan to engage in any form of leveraged investment for the foreseeable future, and will not engage in any co-investment transactions with any affiliated persons.  We earned no investment income during the quarter ended June 30, 2010.

Operating Expenses

Our primary operating expenses consisted of consulting, and other operating and overhead-related expenses, including amounts paid to our executive officers.

Operating expenses totaled $286,702 for the quarter ended June 30, 2010 as compared to $72,472 for the quarter ended June 30, 2009.

Net Investment Income, Net Unrealized Appreciation and Net Increase in Stockholders’ Equity Resulting from Operations

Our net investment income (loss) totaled $(229,773) for the quarter ended June 30, 2010 compared to $($72,472) for the quarter ended June 30, 2009 and $(499,324) for the year ended December 31, 2009. Net unrealized appreciation totaled $0 for the quarter ended June 30, 2010 compared to $0 for the quarter ended June 30, 2009 and $0 for the year ended December 31, 2009. To date, we have generated no cash flows from operations.

Financial Condition, Liquidity and Capital Resources

During the quarter ended June 30, 2010, we raised proceeds of $56,450 from the sale of 376,333 shares of common stock in two separate private placement transactions.  The per-share price of each transaction was $0.15.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended June 30, 2010 and the twelve months ended December 31, 2009, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of June 30, 2010, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the
Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 376,333 common shares were issued by the Company during the quarter ended June 30, 2010 at $0.15 per share for a total of $56,450.

As a result, there were 39,379,000 common shares issued as of June 30, 2010 and no shares of preferred stock issued at June 30, 2010.

Item 3. Defaults Upon Senior Securities.

The Company is not in default on any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2010, a majority of our shareholders consented in writing to the change of our corporate name, termination of our status as a business development company, a reverse stock split, recapitalization and creation of Series A and Series B common stock, and adoption of a stock option plan for officers, directors, employees and consultants of the Company.  These changes became effective on August 2, 2010 after the delivery of an Information Statement describing the changes to all of our shareholders on July 12, 2010.

Item 5. Other Information.

Recapitalization

The Company has engaged an investment banking firm to assist the Company with its capital structure and to assist in the funding of the proposed acquisitions of operating companies to undertake the new business direction of the Company.  A total of $23,000,000.00 in new funding has been proposed, as an investment in a new class of common stock, designated as Series A common stock; however, no agreements have been signed yet.  It was also recommended that the existing common stock be reclassified as Series B common stock, and that the new Series B common stock have a non-dilutive 35 percent equity interest in the Company, until such time as the Series B shares are converted into Series A common shares.  It is expected that, following the completion of the proposed funding of the Company and the effectiveness of a planned registration statement, we will seek to list the Series A shares for trading on a senior exchange. Holders of the Series B shares will have the election to convert into Series A shares, as discussed in more detail below.

The Series B shares initially will represent 100 percent of the issued and outstanding shares of the Company following the recapitalization, but will be diluted as new Series A shares are issued for cash or other consideration deemed to be acceptable to the Board of Directors.  In no event, can the dilution of the Series B shares be diluted below 35 percent of the total voting equity of the Company, unless and until Series B shares are converted into Series A shares.  The specific rights of each class of shares are set forth in Certificates of Designations filed with the Secretary of State of Nevada, in the form set forth in Schedule “B” to the Information Statement filed with the SEC on July 12, 2010

The Series B shares may be converted, in whole or in part, at any time after the effective date of this Information Statement into Series A shares on the basis of one (1) Series A share for each Series B share tendered for conversion. As a result of a conversion of a Series B share as provided in the Certificate of Designations for the Series B Shares, the remaining Series B shares shall have a non-dilutive minimum equity interest in the Company equal to 35 percent reduced proportionately by the percentage of the total Series B shares outstanding at the effective date of the Information Statement represented by the Series B shares which have been converted into Series A shares.  On conversion of all of the Series B shares into Series A shares, all of the equity voting interests in the Company shall then be vested in the Series A common shares.  All Series B Common Stock will convert automatically into Series A Common Stock on the date which is five (5) years from the effective date of this Information Statement, which is 20 days after it has been mailed to our shareholders of record.

Reverse Stock Split

The Board of Directors of the Company unanimously approved an amendment to our certificate of incorporation and a reverse stock split of all outstanding shares of our common stock at an exchange ratio of one new share of Series B Common Stock for each twelve (12) shares of common stock now outstanding. The reverse stock split became effective at 5:00 p.m. Eastern Standard time on August 2, 2010, but has not yet been implemented as it is contingent on the Company filing a Certificate of Designation of Preferences in Nevada to establish two classes of common stock, which has not yet occurred.  The reverse stock split will be accomplished by the exchange of the current common shares for new Series B Common Stock.  There have been no common stock transactions subsequent to the announced split, effective August 2, 2010.

As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock will be exchanged for one new share of Series B common stock. Each stockholder will hold the same percentage of outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. Currently, we are authorized to issue up to a total of 150,000,000 shares of common stock, which as a result of the recapitalization will be classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The reverse stock split will not change the number of total authorized shares of our capital stock. There are 39,379,000 common shares outstanding, which will become 3,281,583 Series B common shares after the transaction.  An additional 718,417 post-split Series B Common Stock shares will remain available for issue. No Series A Common shares have been issued as of the date of this Report. The par value per share of both Series A and Series B common stock will remain unchanged at $0.001 per share after the reverse stock split.

The reverse stock split will be retroactively applied in the financial statements once the Statement of Designations is filed with the State of Nevada.

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

_/s/__Gary D. Lewis____                August 13, 2010
Gary D. Lewis, Chairman