Form 10-Q
period 2010-09-30
American BioCare, Inc.
filed 2010-11-15
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010
or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                      Yes [  ]    No  [X ]

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of November 15, 2010, was 40,479,000 shares.

AMERICAN BIOCARE, INC.
FORM 10-Q
SEPTEMBER 30, 2010

TABLE OF CONTENTS

i

PART I.
ITEM 1. FINANCIAL INFORMATION

AMERICAN BIOCARE, INC.
                                       BALANCE SHEETS

	September 30	December 31
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,562	$1,732
Deposits	15,000	--
Total current assets	113,562	1,732
Other assets	--	--
Total assets	$113,562	$1,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Accounts payable (including $0 and $59,700 to related parties)	$207,597	$102,669
Accrued interest	3,198	799
Note payable related party (net of discount of $2,271 and $6,813)	26,646	19,833
Due to affiliate	3,550	3,550
Due to officers	244,917	60,000
Total current liabilities	485,908	186,851
Long term liabilities	--	--
Total liabilities	485,908	186,851
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 150,000,000 shares authorized, 40,479,000
and 36,829,333 shares issued at September 30, 2010 and December 31, 2009	40,479	36,829
Additional paid-in capital	1,115,827	572,027
Retained earnings (accumulated loss)	(1,528,652)	(793,975)
Total stockholders’ equity (deficit)	(372,346)	(185,119)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$113,562	$1,732

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,
	2010 2009
INCOME	$--	$--

EXPENSES
General and administrative:
Bank fees	252	438
Consulting fees	50,417	34,500
Officers’ consulting-related parties	206,250	206,250
Other expenses	2,810	--
Professional fee expenses	20,650	12,583
Rent	1,800	1,650
Travel	5,299	4,309
Total expenses	287,748	259,730
INCOME (LOSS) FROM OPERATIONS	(287,748)	(259,730)
Other income and expenses:
Interest expense	(3,070)	750
Total other income and expenses	(3,070)	(750)
NET INCOME (LOSS) BEFORE INCOME TAX	(290,548)	(260,480)
Provision for income tax	--	--
NET INCOME (LOSS)	$(290,548)	$(260,480)

Net loss per share- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	39,558,108	35,645,045
Diluted	39,558,108	35,645,045

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	September 30,
	2010 2009
INCOME	$--	$--

EXPENSES
General and administrative:
Bank fees	950	521
Consulting fees	141,917	65,750
Officers’ salaries/consulting	562,500	633,750
Other expenses	15,525	1,530
Payroll taxes	--	33,594
Professional fee expenses	41,592	18,166
Rent	5,400	4,400
Travel	17,582	4,309
Total expenses	785,466	762,020
INCOME (LOSS) FROM OPERATIONS	(785,466)	(762,020)
Other income and expenses:
Cancellation of accounts payable due officers	60,000	--
Interest expenses	(9,211)	1,646
Total other income and expenses	50,789	1,646
NET INCOME (LOSS) BEFORE INCOME TAX	(734,677)	(1,646)
Provision for income tax	--	--
NET INCOME (LOSS)	$(734,677)	$(763,666)

Net loss per share- basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic	38,287,199	34,834,579
Diluted	38,257,194	34,834,579

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                                                                                                                                             For the nine months
                                                                                                                                                                                                                                             ended September 30,
                                                                                                                                                                                                                                           2010                                                               2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(734,677)	$(763,666)
Adjustments to reconcile net loss to net cash used by operations:
Amortization of debt discount	6,813	--
Cancellation of amounts due officers	(60,000)	--
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	104,929	13,144
Accrued officers’ salaries	244,917	463,750
Accrued payroll taxes	--	33,594
Accrued interest	2,398	1,646
Decrease (increase) in assets:
Deposit	(15,000)
NET CASH USED BY OPERATING ACTIVITIES	(450,620)	(251,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	547,450	246,200
Proceeds from notes	--	25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	547,450	271,200
NET CASH INCREASE FOR PERIOD	96,830	19,668
CASH AT BEGINNING OF PERIOD	1,732	447
CASH AT END OF PERIOD	$98,562	$20,115

SUPPLEMENTAL DISCLOSURES:
Interest paid	$--	$--
Income taxes paid	$--	$--

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

American Development & Investment Fund, Inc. (the “Company”), a Nevada corporation, was organized in February, 1997 and was a development stage company through the end of 2005 until it filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.  On June 18, 2010, the Board of Directors recommended that the corporate name be changed to American BioCare, Inc. and that the election to be treated as a business development company be terminated.  A majority (57%) of our shareholders approved these actions by written consent and an Information Statement on Form 14C was mailed to all of the Company’s shareholders on July 12, 2010. On August 2, 2010, the Articles of Amendment of the Company’s Articles of Incorporation were amended to change the corporate name to American BioCare, Inc.  A Form N54-C was filed with the SEC to terminate the BDC election on August 16, 2010.

As a BDC, the Company was subject to the filing requirements of the Securities Exchange Act of 1934 and elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company was not a registered investment company under the 1940 Act, however, and was not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company remained subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 thereof applicable to regulated investment companies.  The termination of the BDC election resulted in the Company filing the normal financial reports required by Regulation S-X other than Section 6.  As a result of the termination of the election, the financial statements included in this Report are presented retroactively as if the Company had not been a business development company for all periods presented.  Development stage company disclosures are not presented as the Company operated as a BDC since the end of 2005.

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

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Fair Value Measurements

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

In accordance with accounting principles generally accepted in the United States of America, certain assets and liabilities are required to be recorded at fair value on a recurring basis.  None of the Company’s assets or liabilities are required to be adjusted on a recurring basis.

At September 30, 2010, the Company had no instruments that require additional disclosure under the fair value measurement standards.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

The Company may place its cash with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Recent Accounting Pronouncements

There were no new accounting pronouncements applicable to the Company’s business during the quarter ended September 30, 2010.
The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Federal and State Income Taxes:

The Company accounts for income taxes in accordance with accounting standards for Accounting for Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Additionally, the standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

As of September 30, 2010, the Company has net operating loss carry-forwards for Federal income tax purposes totaling approximately $1,529,000, which expire in 2030 available to offset future taxable income and has established a valuation allowance equal to the tax benefit if the loss carry-forwards as realization of the asset is not assured.. The valuation allowance changed by $249,790 during the nine months ended September 30, 2010.

The Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through September 30, 2010. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Reclassifications.

Certain amounts reflected in the accompanying financial statements for prior periods have been reclassified to conform to current period classification.

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS

For the quarter ended September 30, 2010, a total of $244,914 was due to officers from consulting relationships in lieu of salaries.

Due to affiliate at September 30, 2010 and December 31, 2009 of $3,550 represents cash advances received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

As of September 30, 2010, a total of $102,350 has been accrued under a consulting agreement with CF Consulting, LLC, of which approximately $2,600 represents unpaid rent for office space, telephone, computer and network services and related items, also supplied by CF Consulting, LLC.

The Company has entered into a consulting agreement with GNL Advisors, LLC, for financial and related services.  A total of $31,667 has been accrued during the quarter ended September 30, 2010, and a total of $41,667 was accrued at September 30, 2010.  No amounts were paid to GNL Advisors during the quarter ended September 30, 2010. The principal of GNL Advisors, LLC is Gary N. Lewis, who is the son of the Chairman of the Company, Gary D. Lewis.

The remaining $63,581 balance of the total accounts payable of $207,598 at September 30, 2010 is for financial and legal services, including $17,500 in accrued consulting fees due to Roger Tannery, the former consulting CFO of the Company.

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

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS (continued)

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. was entitled to $27,083 per month during the quarter ended September 30, 2010 for the consulting services of Mr. Lewis, and Tower I Consultants, LLC was entitled to $41,667 per month during the quarter ended September 30, 2010 for providing the services of Mr. Donelan and Mr. Mayblum, and this consulting expense will continue until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence. A total of $206,250 and $562,500 were due to officers for the quarter and nine months ended September 30, 2010, and a total of $49,000 and $ 204,250, respectively, was paid to Bainbridge Ventures, Inc. for the services of Mr. Lewis, and $0 and $71,666 was paid to Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, respectively. At September 30, 2010, the total amount due to officers under the employment contracts was $244,497.

Note Payable

On March 10, 2009, the Company issued to an existing shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $0.15 per share at or before maturity. No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26,646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and was due September 30, 2010, but was extended by agreement to December 31, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 200,000 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084 at the time of issue, and this amount was recorded as a debt discount, decreasing the value of the note payable and increasing equity as additional paid in capital, as of October 1, 2009. The debt discount, which was being amortized to interest expense over the one-year term of the debt, totaled $0 at September 30, 2010 and $6,813 at December 31, 2009.

NOTE 4.    STOCKHOLDERS’ EQUITY.

A total of 1,100,000 common shares were issued by the Company during the quarter ended September 30, 2010 at $0.15 per share for a total of $165,000.

NOTE 5.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 5.    GOING CONCERN (continued)

substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $1,528,652 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.    RECAPITALIZATION

In June 2010, the Board of Directors approved resolutions to change the name of the corporation to American BioCare, Inc., to end the election to be treated as a business development company, and to recapitalize the Company by creating two classes of common stock, Series A and Series B common stock.  The Board also approved the adoption of a stock option plan for officers, directors, employees and consultants. A majority of the shareholders of the Company approved these actions and an Information Statement describing the changes was sent to all of the shareholders of the Company on July 12, 2010.

Stock split will be implemented in November, 2010 by the filing of an amended certificate of incorporation in Nevada to establish two classes of stock.  The reverse split wil be accomplished by the exchange of the current common shares for new Series B common shares. As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock are being exchanged for one new share of Series B common stock. Each stockholder will hold the same percentage of outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. Currently, the Company is authorized to issue up to a total of 150,000,000 shares of common stock, which as a result of the recapitalization will be classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The reverse stock split will not change the number of total authorized shares of the Company’s capital stock. There were 40,479,000 common shares outstanding, which will become 3,373,250 Series B common shares after the transaction.  An additional 626,750 post-split Series B Common Stock shares will remain available for issue. The par value per share of Series A and the new Series B common stock will remain unchanged at $0.001 per share after the reverse stock split.

The stock split will be retroactively applied in the financial statements once the amended certificate of incorporation is filed with the Secretary of State of Nevada and the recapitalization has been approved by the Financial Industry Regulatory Authority (FGINRA).  There was one common stock transaction during the quarter ended September 30, 2010 in which a total of 1,100,000 common shares (pre-split) were purchased for $165,000 in cash.

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

Overview

We were incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group, Inc. and were a development stage company through the end of 2005, until we changed our business model with the election to be treated as a business development company on March 20, 2006. On March 8, 2006, we changed our corporate name to American Development & Investment Fund, Inc., to reflect our new business model and plan. We filed a Form N54-C terminating our status as a business development company on August 12, 2010 and thereby ceased acting as a BDC.  We have also changed our corporate name to American BioCare, Inc. on August 2, 2010.

Results of Operations

For the quarter ended September 30, 2010, we incurred bank fees of $252, consulting expenses of $50,417, rent expense of $1,800, professional fees of $20,650, officers’ consulting expenses of $206,250, other expenses of $2,810 and travel expenses of $5,299, compared to bank fees of $438, consulting expenses of $34,500, rent expense of $1,650, professional fees of $50,095, officers’ consulting of $206,250, payroll taxes of $12,583 and travel expenses of $4,309 for the quarter ended September 30, 2009.  The Company has yet to generate any revenue.

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

A total of $244,917 in amounts due officers under this consulting arrangement were accrued as of the end of the quarter ended September 30, 2010, $196,667 of it to Tower I Consulting, LLC and $48,250 to Bainbridge Ventures, Inc.

Our total operating expenses were $287,748 for the quarter ended September 30, 2010 and $259,730 for the quarter ended September 30, 2009. We had no operating income reported for either quarter.

For the nine months ended September 30, 2010, operating expenses were $785,468 compared to $762,020 for the comparable period in the prior year. Consulting fees and officers’ salaries combined were $704,417 in the nine months ended September 30, 2010 compared to $699,500 in the comparable period in 2009.  Professional fees and travel expenses increased a combined total of $36,699 in 2010 over the prior year nine month period.

Financial Condition, Liquidity and Capital Resources

During the quarter ended September 30, 2010, we raised proceeds of $165,000 from the sale of 1,100,000 shares of common stock in private placement transactions.  The per-share price of each transaction was $0.15.  Proceeds from stock sales for the nine months ended September 30, 2010 totaled $547,450, of which $450,620 has been used in operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2010 and the twelve months ended December 31, 2009, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, as of September 30, 2010, the Chief Executive Officer and the Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the
Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 1,100,000 common shares were issued by the Company during the quarter ended September 30, 2010 at $0.15 per share for a total of $165,000.

As a result, there were 40,479,000 common shares issued as of September 30, 2010 and no shares of preferred stock issued at September 30, 2010.  As a result of the reverse split and recapitalization of the Company which will be completed by the end of November, 2010, , there will be 3,373,250 Series B Common Shares outstanding and no shares of either Series A Common Stock or preferred stock outstanding.

Item 3. Defaults Upon Senior Securities.

The Company is not in default on any senior securities.

Item 4. Removed and Reserved

Item 5. Other Information.

Recapitalization

The Company has engaged an investment banking firm to assist the Company with its capital structure and to assist in the funding of the proposed acquisitions of operating companies to undertake the new business direction of the Company.  A total of $23,000,000 in new funding has been proposed, as an investment in a new class of common stock, designated as Series A common stock; however, no agreements have been signed yet.  It was also recommended that the existing common stock be reclassified as Series B common stock, and that the new Series B common stock have a non-dilutive 35 percent equity interest in the Company, until such time as the Series B shares are converted into Series A common shares.  It is expected that, following the completion of the proposed funding of the Company and the effectiveness of a planned registration statement, we will seek to list the Series A shares for trading on a senior exchange. Holders of the Series B shares will have the election to convert into Series A shares, as discussed in more detail below.

The Series B shares initially will represent 100 percent of the issued and outstanding shares of the Company following the recapitalization, but will be diluted as new Series A shares are issued for cash or other consideration deemed to be acceptable to the Board of Directors.  In no event, can the dilution of the Series B shares be diluted below 35 percent of the total voting equity of the Company, unless and until Series B shares are converted into Series A shares.  The specific rights of each class of shares are set forth in Certificates of Designations filed with the Secretary of State of Nevada, as amended in November, 2010, and which will become effective on approval of the transaction by FINRA, which is expected to be received by the end of November, 2010.

The Series B shares may be converted, in whole or in part, at any time after the effective date of the filing of the Statement of Preferences into fully paid and non-assessable shares of Series A Common Stock, at the rate of one (1) share of Series B Common Stock for one (1) share of Series A Common Stock unless, at the time such conversion election is made, the then-outstanding shares of Series A Common Stock represent at least 65 percent of the then total shares of Common Stock outstanding, in which event, each share of Series B Common Stock to be converted shall convert into that number of shares, or fractions thereof, of Series A Common Stock that would entitle the converting shareholder to the same pro-rata portion of any dividend or distribution pursuant to Paragraph 4 of the Amended and Restated Certificate of Preferences declared with respect to all shares of Common Stock as each share of Series  On conversion of all of the Series B shares into Series A shares, all of the equity voting interests in the Company shall then be vested in the Series A common shares.  All Series B Common Stock will convert automatically into Series A Common Stock on the date which is five (5) years from the effective date of this Information Statement, which is 20 days after it has been mailed to our shareholders of record.

Reverse Stock Split

The Board of Directors of the Company unanimously approved an amendment to our certificate of incorporation and a reverse stock split of all outstanding shares of our common stock at an exchange ratio of one new share of Series B Common Stock for each twelve (12) shares of common stock now outstanding. The reverse stock split became effective at 5:00 p.m. Eastern Standard time on filing a Certificate of Designation of Preferences in Nevada to establish two classes of common stock, as amended by the Amended and Restated Certificate of Designation of Preferences which was filed in November, 2010.  The reverse stock split will be accomplished by the exchange of the current common shares for new Series B Common Stock as soon as the recapitalization has been approved by FINRA.

The stock split will be implemented in November, 2010 by the filing of an amended certificate of incorporation in Nevada to establish two classes of stock.  The reverse split was accomplished by the exchange of the current common shares for new Series B common shares. As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock are being exchanged for one new share of Series B common stock. Each stockholder will hold the same percentage of outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. Currently, the Company is authorized to issue up to a total of 150,000,000 shares of common stock, which as a result of the recapitalization will be classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The reverse stock split will not change the number of total authorized shares of the Company’s capital stock. There were 40,479,000 common shares outstanding, which will become 3,373,250 Series B common shares after the transaction.  An additional 626,750 post-split Series B Common Stock shares will remain available for issue. The par value per share of Series A and the new Series B common stock will remain unchanged at $0.001 per share after the reverse stock split.

The stock split will be retroactively applied to the financial statements once the statement of designations has been filed and approved, which is expected by the end of November, 2010.

Item 6. Exhibits

Exhibit              Description of Exhibit

99	Amended and Restated Certificate of Designations of Series A and Series B Common Stock filed on November 1, 2010.

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

_/s/__Gary D. Lewis____                November 15, 2010
Gary D. Lewis, Chairman

  /s/ Jack Zwick
Jack Zwick, Consulting CFO