Form 10-K
American BioCare, Inc.
filed 2011-04-15
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-27775

AMERICAN BIOCARE, INC.
(Exact Name of we as Specified in Our Charter)

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
                                                                                                       Incorporation or Organization)

                                                                                                          101 West Big Beaver Road
                                                                                                                                         Suite 1400
                                                                                                                         Troy, MI                                                                                                                                     48084
                                                                                                                 (Address of Principal Executive Offices)                                                                                                   (Zip Code)

(248)-275-1440
( Telephone Number, Including Area Code)

1365 N. Courtenay Parkway, Suite A
Merritt Island, FL 32953
(Former address, if changed since last report)

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
Yes [X ]   No  [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X ]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (‘229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or other information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
[X ]

     Indicate by check mark whether the we is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.  (Check one):

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

$ None

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of April 15, 2011 was 3,577,176 Series B common  shares.

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

The Information Statement on Form 14C filed with the Securities and Exchange Commission on July 14, 2010 is incorporated by reference in Part I and Part II of this Report.

TABLE OF CONTENTS

PART I
Item 1.  Business...  1

Item 1A  Risk Factors ...  3

Item 1B  Unresolved Staff Comments ...  5

Item 2.  Properties ...  5

Item 3.  Legal Proceedings...  5

Item 4.  Submission of Matters to a Vote of Security Holders………………………...……………….……  5

PART II

Item 5.   Market for Registrant Common Equity, Related  Stockholder Matters and Issuer Purchases of Equity Securities ..................................................................................................................................................................................  6

Item 6.   Selected Financial Data...  7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 7

Item 7A. Quantitative and Qualitative Disclosure about Market Risk...  9

Item 8   Financial Statements and Supplementary Data...  9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...  9

Item 9A. Controls and Procedures... 9

Item 9B. Other Information... 11

PART III

Item 10  Directors, Executive Officers and Corporate Governance ... 11

Item 11. Executive Compensation... 14

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................................................................................................................................................................................................. 16

Item 13. Certain Relationships and Related Transactions and Director Independence ... 18

Item 14. Principal Accountant Fees and Services... 18

Item 15. Exhibits, Financial Statement Schedules... 18

Index to Financial Statements... 20

Financial Statements... F-1

Signatures... 21

i

                                                                                                                                                                              FORWARD LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

PART I
Item 1.  Business.

General development of business

We were incorporated under the Nevada General Corporation Law in February 1997 as MNS Eagle Equity Group, Inc. and were a development stage company through the end of 2005, until we changed our business model with the election to be treated as a business development company on March 20, 2006. On March 8, 2006, we changed our corporate name to American Development & Investment Fund, Inc., to reflect our new business model and plan. Although we engaged in negotiations, entered into letters of intent for portfolio investments, signed several acquisition agreements and conducted extensive due diligence in preparation for portfolio investments in several companies in furtherance of our business plan as a business development company, we were not able to complete any portfolio investments during the period from March 2006 through August 2010.  This was the result of a combination of lack of acquisition capital, the general economic downturn, and, in several instances, negative due diligence findings.

We filed a Form N54-C terminating our status as a business development company on August 12, 2010 with the consent of a majority of our shareholders and thereby ceased acting as a BDC at that time.  We also changed our corporate name to American BioCare, Inc. on August 2, 2010.  The business direction of the Company was changed to acquiring and managing operating companies in the healthcare services markets.  During 2010, we investigated several opportunities, entered into acquisition agreements and conducted extensive due diligence in preparation for closing, but ultimately did not complete one planned acquisition in 2010 due to adverse due diligence findings and extended the closing date on another acquisition until after December 31, 2010 in order to allow the sellers to complete certain closing requirements.

In September, 2010, we entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock.  The original agreement called for a closing on or before November 15, 2010; however, since certain schedules and ancillary documents from the sellers, required to be incorporated into the agreement, were not completed, the closing was not held as scheduled.  On December 28, 2010, we and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the terms of payment under the agreement but otherwise continuing the material terms of the original agreement. A Second Addendum to Share Purchase Agreement was executed in April, 2011, and on April 11, 2011, we completed the acquisitions of Care Choices of Tennessee, Inc. and Care Choices II, Inc.  The acquisitions were closed in CC Tennessee Holdings, LLC, a single member Nevada limited liability company in which the Company is the sole member.

In April, 2011, we entered into a banking relationship with Citizens Bank of Michigan to provide debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000, 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan. In connection with the debt financing, we have given Citizens a first priority perfected security interest in all present and future assets of we and Care Choices of Tennessee, Inc.,  including cash,  accounts receivable, inventory, equipment, furniture, fixtures, contract rights, license rights,  operating rights, and general intangibles.   In addition, a pledge of stock from Care Choices of Tennessee, Inc.  was provided.  The Company, Citizens and the former owners of Care Choices also entered into a subordination agreement and inter-creditor agreement under which the payments of principal and interest on the notes to the former owners of Care Choices issued at closing will be allowed so long as no event of default has or will occur as a  result of making said payments. The line of credit and the term loan are both  subject to customary loan covenants, including financial limitations.  The interest rate on both the term loan and the line of credit are 1 Month Libor (currently approximately .25%) plus 550 basis point.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services.  This acquisition, when closed, represents the first operating businesses in our new business direction.

Recapitalization

During the latter half of 2010, we engaged an investment banking firm to assist us with our capital structure and to assist in the funding of the proposed acquisitions of operating companies to undertake our new business direction.  A total of $23,000,000 in new funding was proposed, as an investment in a new class of common stock, designated as Series A common stock.  It was also recommended that the existing common stock be reclassified as Series B common stock, and that the new Series B common stock have a non-dilutive minimum 35 percent equity interest in the Company, until such time as the Series B shares are converted into Series A common shares.  It is expected that, following the completion of the proposed funding of the Company and the effectiveness of a planned registration statement, we will seek to list the Series A shares for trading on a trading exchange. Holders of the Series B shares will have the election to convert into Series A shares, as discussed in more detail below.

The recapitalization as well as the reverse split discussed below, were both approved by our Board of Directors  and a majority of our shareholders in July, 2010 and became effective in August, 2010, twenty days after the effective date of the Form 14C Information Statement explaining the terms of the recapitalization and the reverse split was filed with the Securities and Exchange Commission on July 14, 2010.  The explanation of the proposed transactions as well as the applicable documents attached to the Information Statement as exhibits are incorporated by reference.

The Series B shares initially represent 100 percent of our issued and outstanding equity following the recapitalization, but will be diluted as new Series A shares are issued for cash or other consideration acceptable to the Board of Directors.  As of December 31, 2010 and as of the date of this report, no Series A common shares have been issued. In no event can the Series B shares be diluted below 35 percent of our total voting equity, unless and until Series B shares are converted into Series A shares.  The specific rights of each class of shares are set forth in Certificates of Designations filed with the Secretary of State of Nevada, as amended in November, 2010.

The Series B shares may be converted, in whole or in part, at any time into fully paid and non-assessable shares of Series A Common Stock, at the rate of one (1) share of Series B Common Stock for one (1) share of Series A Common Stock unless, at the time such conversion election is made, the then-outstanding shares of Series A Common Stock represent at least 65 percent of the then total shares of Common Stock outstanding, in which event, each share of Series B Common Stock to be converted shall convert into that number of shares, or fractions thereof, of Series A Common Stock that would entitle the converting shareholder to the same pro-rata portion of any dividend or distribution pursuant to Paragraph 4 of the Amended and Restated Certificate of Preferences declared with respect to all shares of Common Stock as each share of Series  On conversion of all of the Series B shares into Series A shares, all of the equity voting interests in the Company shall then be vested in the Series A common shares.  All Series B Common Stock will convert automatically into Series A Common Stock in December, 2015.

Reverse Stock Split

Our Board of Directors unanimously approved an amendment to our certificate of incorporation and a reverse stock split of all then outstanding shares of our common stock at an exchange ratio of one new share of Series B Common Stock for each twelve (12) shares of common stock now outstanding. The reverse stock split was approved by our shareholders and  became effective in August, 2010 by the filing of an amended certificate of incorporation in Nevada to establish two classes of stock, which was later amended in November 2010.  The reverse split was accomplished by the conversion of the then current common shares for new Series B common shares. As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock were converted into one new share of Series B common stock. Each stockholder now holds the same percentage of outstanding common stock as such stockholder held immediately prior to the reverse stock split.

Currently, we are authorized to issue up to a total of 155,000,000 shares of common stock, which as a result of the recapitalization are classified into 146,000,000 million shares of Class A Common Stock, 4,000,000 million shares of Class B Common Stock and 5,000,000 shares of preferred stock. The reverse stock split did not change the number of total authorized shares of the Company’s capital stock. There were 42,145,667 common shares then outstanding, which became 3,512,139 Series B common shares after the transaction.  An additional 487,861 post-split Series B Common Stock shares remained available for issue and an additional 65,604 Series B Common shares were issued after December 31, 2010.  There were 3,512,139 Series B Common shares issued at December 31, 2010 and 3,577,176 shares of Series B Common Stock issued and outstanding at the date of this Report.  There are no Series A Common Stock or preferred stock issued at December 31, 2010 or at the date of this Report. The par value per share of Series A and the new Series B common stock remained unchanged at $0.001 per share after the reverse stock split.

Currently, the Common shares of the Company do not trade on any over-the-counter market or exchange.

Financial information about market segments.

The Company did not have any operating subsidiaries at December 31, 2010 and therefore had no market segment information.  All material information regarding the activities of the Company is reflected in the financial statements included in this report.

Item 1A.  Risk Factors.

WE HAVE LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

We have had limited resources and have had no revenues to date. In addition, we will not achieve any revenues until we complete the planned acquisition, which closed on April 11, 2011.

WE MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS PLAN

We have had no revenues to date and will be entirely dependent upon our limited available financial resources. We cannot ascertain with any degree of certainty the capital requirements for the execution of our business plan. In the event that our limited financial resources prove to be insufficient to implement our business plan, we may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans for an acquisition, and would have minimal capital remaining to pursue other Acquisitions. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of the acquisition. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

WE MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to effect an acquisition. Moreover, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that additional debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate an investment, or to provide funds for an additional infusion of capital into an acquisition, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, an acquisition company may have already incurred borrowings and, therefore, all the risks inherent thereto.

WE ARE UNABLE TO ASCERTAIN RISKS RELATING TO THE INDUSTRY AND NATURE OF UNIDENTIFIED ACQUISITION TARGETS

The directors and executive officers of the Company have had contact or discussions with several entities or representatives of entities regarding consummation of an acquisition, but have not yet successfully completed an acquisition. Accordingly, there is no basis to evaluate the possible merits or risks of an acquisition, and therefore risks of a currently unascertainable nature may arise when a specific acquisition is chosen. For example, to the extent that the Company effects an investment in a financially unstable company or an entity in our early stage of development or growth (including entities without established records of revenues or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects an investment in an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. Although management will endeavor to evaluate the risks inherent in a particular acquisition, there can be no assurance that the Company will properly ascertain or assess all such risks.

SUCCESS OF OUR BUSINESS PLAN DEPENDS IN LARGE PART UPON THE CONSUMMATION OF ADDITIONAL ACQUISITIONS

The success of the Company's proposed plan of operation will depend to a great extent on locating and consummating additional acquisitions.  Subsequent to any acquisitions, the Company's success will depend greatly on the operations, financial condition, and management of each acquisition.  While management intends to seek acquisitions of companies that have an established operating history, we cannot assure that the Company will successfully locate candidates meeting such criteria. In the event the Company completes an investment, the success of the Company's operations may be dependent upon management of the acquisition and numerous other factors beyond the Company's control.

WE DEPEND UPON OUR EXECUTIVE OFFICERS AND DIRECTORS

The ability of the Company to successfully effect an acquisition will be dependent upon the efforts of our executive officers and directors, as well as our ability to attract additional directors and executive officers.  The Company has not obtained any "key man" life insurance on his or her life.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION: AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING AN ACQUISITION

To the extent that additional shares of Common Stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Additionally, if the Company issues a substantial number of shares of Common Stock in connection with or following an acquisition, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of Common Stock may adversely affect prevailing market prices, if any, for the Common Stock and could impair the Company's ability to raise additional capital through the sale of our equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Acquisitions.  These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be Placement Agents or their affiliates.

WE EXPECT TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends prior to the consummation of an acquisition. The payment of dividends after consummating any such investment will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to consummation of an investment. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

WE ARE AUTHORIZED TO ISSUE PREFERRED STOCK

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

Item 1B. Unresolved Staff Comments.

The SEC Staff by telephone requested additional information regarding our Form 10-K for the year ended December 31, 2008, to which the Company has fully responded by letter dated December 23, 2010. No further comments have been received since that response and there has been no further contact from the SEC. Accordingly, the Company believes that there are no remaining unresolved Staff comments.

Item 2.  Properties.

We neither own nor lease any significant real estate or other properties at the present time. We require minimal office space and subleased space for corporate and administrative purposes for $650 per month commencing in January, 2010 for a two year term in Merritt Island, Florida from CF Consulting, LLC., an independent consultant to the Company. This arrangement will continue until the Company raises additional funding and determines that more extensive office space is necessary for our operations.  We also recently leased an office address in Michigan to serve as a second address for the Company and also to serve as the office address for our wholly-owned limited liability company, CC Tennessee Holdings, LLC, which acquired Care Choices of Tennessee, Inc. and Care Choices II, Inc. on April 11, 2011.

Item 3.  Legal Proceedings

There are no legal proceedings pending, or to the best knowledge of management, threatened against the Company.  There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended December 31, 2010.

Item 4.  Removed and Reserved

Not applicable.

PART II

Item 5.  Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   Market information.  Our common shares have not been admitted for trading on any market. As a result, no information regarding high and low sales prices or high and low bid information for the common shares is available or provided in this report.

(b)   Holders.  As of April 15, 2011, there were approximately 73 holders of record of our common stock.

(c)  Dividends. We have not paid any dividends to date, have not yet generated earnings sufficient to pay dividends, and currently do not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans. Although the Company has had two authorized equity compensation plans approved by our shareholders in 1997, no stock options, grants, warrants or other awards have ever been made under those plans.

In August, 2010, we adopted the 2010 Employee, Director and Consultant Stock Plan (the “Plan”), which was approved by a majority of our shareholders.  The terms and conditions of this Plan are summarized in the Information Statement filed on Form 14C with the SEC on July 14, 2010, and a copy of the Plan was attached as Schedule C to that Information Statement, which is incorporated into this Report by this reference.  No grants or awards have been made under the Plan.

The following table sets forth, as of the year ended December 31, 2010, certain information with respect to the compensation plans and individual compensation arrangements to which the Company is a party, if any, under which any equity securities of the Company are authorized for issuance.

Plan category                                                   Number of securities                                                      Weighted average                                                      Number of securities
                                                                            to be issued upon                                                           exercise price of                                                                 remaining available
                                                                                  exercise of                                                               outstanding options,                                                           for future issuance
                                                                          outstanding options,                                                      warrants and rights                                                                  under equity
                                                                           warrants and rights                                                                                                                                                      compensation plans
                                                        (a)                                                                                      (b)                                               (c)____
Equity compensation  plans
approved by security holders

1997 EMPLOYEE STOCK
 COMPENSATION PLAN                                           -0-                                                                                    N/A                                                                                 83,3331

1997 COMPENSATORY
 STOCK OPTION PLAN                                              -0-                                                                                    N/A                                                                               125,0002

2010 EMPLOYEE, DIRECTOR
AND CONSULTANT STOCK
PLAN                                                                             -0-                                                                                    N/A                                                                                  2,000,0003

Equity compensation plans
not approved by
security holders

NONE                                                                          N/A                                                                                   N/A                                                                                    N/A
_____________________________________________________________________________________________________________
Total                                                                 -0-
1	Represented by Series B Common Stock, originally 1,000,000 shares of pre-split common stock
2	Represented by Series B Common Stock, originally 1,500,000 shares of pre-split common stock
3	Represented by Series A Common Stock

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We expect to acquire and operate growing companies in the healthcare markets, many of which have relatively short or no operating histories. These companies are and will be subject to all the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their operating objectives and the value of our investment in them may decline substantially or fall to zero. As of December 31, 2010, we had not yet made any subsidiary acquisitions due to adverse results of due diligence relating to one acquisition, and the decision to postpone closing of the Care Choices operating companies until after December 31, 2010 to afford the sellers the opportunity to complete the closing requirements.

Results of Operations

During the year ended December 31, 2010, we made considerable efforts to carry out our business plan. These efforts included both business development and financing activities. Through the end of the fiscal year, we incurred substantial  expenses in connection with operations, most of which related to the due diligence investigation of three proposed acquisitions, and negotiating and entering into acquisition agreements, and negotiating and conducting due diligence on several acquisitions which are still under active consideration during 2011 to date.  We entered into an acquisition agreement to acquire an operating healthcare business located in New Jersey and conducted extensive due diligence during the third and fourth quarters of 2010, with a closing planned for the Fourth Quarter.  Unfortunately, after nearly completing a full financial audit of the target company, it was determined that the financial condition of the target did not meet the representations and expectations that had been provided by the seller, and the closing was cancelled accordingly, in compliance with the terms of the acquisition agreement.

In September, 2010, we entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock.  The original agreement called for a closing on or before November 15, 2010; however, since certain schedules and ancillary documents from the sellers, required to be incorporated into the agreement, were not completed, the closing was not held as scheduled.  On December 28, 2010, we and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the terms of payment under the agreement but otherwise continuing the material terms of the original agreement. A Second Addendum to Share Purchase Agreement was executed in April, 2011, and on April 11, 2011, we completed the acquisitions of Care Choices of Tennessee, Inc. and Care Choices II, Inc.  The acquisitions were closed in CC Tennessee Holdings, LLC, a single member Nevada limited liability company in which the Company is the sole member.

In April, 2011, we entered into a banking relationship with Citizens Bank of Michigan to provide debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000, 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan. In connection with the debt financing, we have given Citizens a first priority perfected security interest in all present and future assets of we and Care Choices of Tennessee, Inc.,  including cash,  accounts receivable, inventory, equipment, furniture, fixtures, contract rights, license rights,  operating rights, and general intangibles.   In addition, a pledge of stock from Care Choices of Tennessee, Inc.  was provided.  The Company, Citizens and the former owners of Care Choices also entered into a subordination agreement and inter-creditor agreement under which the payments of principal and interest on the notes to the former owners of Care Choices issued at closing will be allowed so long as no event of default has or will occur as a  result of making said payments. The line of credit and the term loan are both  subject to customary loan covenants, including financial limitations.  The interest rate on both the term loan and the line of credit are 1 Month Libor (currently approximately .25%) plus 550 basis points.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services.  This acquisition, when closed, represents the first operating businesses in our new business direction.

Critical Accounting Policies

The accounting policies of the Company are disclosed in the financial statements accompanying this Form 10-K. The Company has yet to commence its principal activities as such, so critical accounting activities to-date have consisted primarily of expenses recognition and equity accounting.

Financial Highlights

Financial highlights of the Company for the fiscal year ending December 31, 2010 are included to our Financial Statements.

Operating Expenses

Operating expenses for the years ended December 31, 2010 and 2009 are broken down as follows:

                                                                                                             2010                                                    2009
               Operating Expenses:
                                Consulting expenses                             $    974,000                                        $     456,500
                                Rent                                                                    7,902                                                   6,600
                                Audit fees                                                        66,067                                                 10,749
Legal fees                                                      106,075                                                  49,216
                      Other expenses:
                      Bank fees                                                                  16,058                                                       868
                      Office supplies                                                                --                                                          --
                      Transfer agent                                                              215                                                    2,080
Travel                                                             25 ,445                                                    8,593
                             Corporate filing fees                                          2,550                                                         --
                             Web design                                                        2,550                                                         --
                             Miscellaneous                                                   1,368                                                          --

Total operating expense                                   $   1,202,230                                           $     534,606

The consulting expenses were paid or due to:

Bainbridge Ventures, Inc.                               $        303,750                                           $     160,000
CF Consulting, LLC                                         $          75,000                                           $       87,500
Tower I Consultants, LLC                              $         465,000                                           $     160,000
GNL Advisors, LLC                                         $           90,999                                           $              --

The remaining consulting fees in the amount of $39,251 and $49,000 were paid to unrelated parties.

The amounts paid or due to Bainbridge Ventures represent consulting services provided by Gary Lewis, the Chairman of the Company.  The amounts paid to the unrelated parties were for consulting services related to proposed acquisitions and acquisition structuring.  The amounts paid or due to Tower I Consultants, LLC are for services provided to the Company during each year by Adam Mayblum and Patrick Donelan, officers and directors of the Company. CF Consulting, LLC, an unrelated party, was entitled to fees for financial and legal advisory services under a consulting agreement effective January 1, 2009, which was amended in July, 2009 to add the services of Roger Tannery as consulting CFO of the Company, effective August 1, 2009 through December 31, 2009.  The amounts due at December 31, 2010 and 2009 to Bainbridge Ventures ($57,596 and $30,000) and Tower I Consultants, LLC ($281,667 and $30,000), are reflected in Due to Officers.

The rent expense represents rent paid or due to CF Consulting, LLC for sub-leasing office space, telephone, office equipment, accounting systems and related office services at the rate of $650 per month.

The remaining expenses for 2010 and 2009 were paid or due to non-affiliated parties, including $66,067  and $10,749 in professional fees to our independent audit firm for audit and other services and $49,216 due in 2010 to a law firm for services rendered in connection with due diligence and contract negotiations for a potential portfolio investment that was not closed and for other due diligence and for general corporate matters.

In addition, Jack Zwick, who is now serving as out CFO, has billed a total of $25,000 through his accounting firm for services rendered in 2010 for the Company.  The bills were received in 2011 and will be reported in the quarterly financial statements for the first quarter of 2011.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources were generated during 2010 by private placement of 443,028 shares of common stock at $1.80 per share, or a total of $745,974 under Regulation D pursuant to the Securities Act of 1933.  We generated no cash flows from operations during 2010.  In the future, we may fund a portion of our investments through borrowings from banks, issuances of senior securities or secondary offerings of equity, including further private offerings. We may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in acquisitions.

Going Concern

The Company’s ability to continue as a going concern remains dependent upon successful operation under our business plan, obtaining additional capital and financing, and acquiring additional operating companies. The Company currently had no revenue and minimal cash reserves at December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern.  In April, 2011, we established a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions, which closed on April 11, 2011.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan.  Citizens Bank has indicated that it is prepared to fund additional acquisitions on similar terms and we expect to close on several additional operating companies during the fiscal quarter ended June 30, 2011.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Since the Company had no significant operations through December 31, 2010, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

Item 8.  Financial Statements and Supplementary Data.

See the index to the financial statements of the Company on page 20.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and contract Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our CEO and contract CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and contract CFO concluded that our disclosure controls and procedures were ineffective as of December 31, 2010 based on the material weaknesses described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the related guidance provided in Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO.

Based on our assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Lack of Effective Control over Financial Statement Disclosure. We do not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim statements will not be prevented or detected on a timely basis.

Management, including our CEO and contract CFO, has determined that the financial resources and personnel needed to address the material weaknesses identified or conduct a more robust evaluation of its controls would be overly costly and burdensome and is currently not warranted. As the Company grows and resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there have been no changes in our internal control over financial reporting during our fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

In September, 2010, we entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock.  The original agreement called for a closing on or before November 15, 2010; however, since certain schedules and ancillary documents from the sellers, required to be incorporated into the agreement, were not completed, the closing was not held as scheduled.  On December 28, 2010, we and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the terms of payment under the agreement but otherwise continuing the material terms of the original agreement. A Second Addendum to Share Purchase Agreement was executed in April, 2011, and on April 11, 2011, we completed the acquisitions of Care Choices of Tennessee, Inc. and Care Choices II, Inc.  The acquisitions were closed in CC Tennessee Holdings, LLC, a single member Nevada limited liability company in which the Company is the sole member.

In April, 2011, we entered into a banking relationship with Citizens Bank of Michigan to provide debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000, 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan. In connection with the debt financing, we have given Citizens a first priority perfected security interest in all present and future assets of we and Care Choices of Tennessee, Inc.,  including cash,  accounts receivable, inventory, equipment, furniture, fixtures, contract rights, license rights,  operating rights, and general intangibles.   In addition, a pledge of stock from Care Choices of Tennessee, Inc.  was provided.  The Company, Citizens and the former owners of Care Choices also entered into a subordination agreement and inter-creditor agreement under which the payments of principal and interest on the notes to the former owners of Care Choices issued at closing will be allowed so long as no event of default has or will occur as a  result of making said payments. The line of credit and the term loan are both  subject to customary loan covenants, including financial limitations.  The interest rate on both the term loan and the line of credit are 1 Month Libor (currently approximately .25%) plus 550 basis points.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services.  This acquisition, when closed, represents the first operating businesses in our new business direction.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the Company through the period ending December 31, 2010 covered by this report, their ages and positions held in the Company, are listed below.

      Name                                                                        Age                                  Position

Gary D. Lewis                                                                 60                                Director, Chairman
John Kelly                                                                       46                                Director
Adam Mayblum                                                             45                                Director, Vice President, Secretary
David Brant                                                                    45                                 Former Director
David Dallow                                                                 40                                 Former Director
Dr. Elliot Hahn                                                               66                                 Director
Dr. Riyaz H. Jinnah, MD                                              58                                 Director
Jack Zwick                                                                     72                                 Chief Financial Officer
Patrick Donelan                                                             45                                Vice President

In addition, Roger Tannery served as consulting Chief Financial Officer for the Company during 2010 under a consulting agreement between the Company and CF Consulting, LLC.  He was not an elected officer or director of the Company, however. Jack Zwick is now serving as Chief Financial Officer.

BIOGRAPHICAL INFORMATION

Gary D. Lewis, Director, President and Chairman has served in numerous capacities with both private and public companies, including founder, executive management, board member and advisory roles. Mr. Lewis has gained experience in business development, licensing and cross border transactions, intellectual property rights, product manufacturing along with sourcing and distribution worldwide and finance, including being involved in private placements, initial public offerings and warrant exercises.  Since 1995, Mr. Lewis has primarily served as an advisor and private investor specializing in working with lower and middle market companies operating in a diverse set of industries and circumstances, including both growth-oriented and distressed situations.

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

Adam Mayblum, Director, Secretary and Vice President, is a principal and founder of Enterprise Partners, LLC.  Prior to founding Enterprise Partners, LLC, he had 17 years of experience in the financial markets as a top retail producer specializing in Public Venture Capital. In 1998 Mr. Mayblum left his position as Branch Manager of HJ Meyers in NY to become a Managing Director of The May Davis Group, specializing in PIPES (Private Investments in Public Equity). In 2002, Mr. Mayblum took a position as the Managing Director of the Private Equities Group of Joseph Stevens & Company where he successfully completed numerous financings and advised many companies on changes in the regulatory environment and the impact those changes have on their ability to raise capital in the public and private markets. He graduated from Emory University in 1987 with a BBA in Management.

David Brant, former Director, is Senior Vice President and CFO of Legent Clearing.  Prior to joining Legent Clearing, Mr. Brant served as Vice President and Controller in the Independent Brokerage Group at Wachovia Securities, which included the correspondent clearing division, First Clearing, LLC. He has over 10 years of securities industry experience and currently holds the 7, 24, 27, and 66 licenses. He is an active CPA in the State of Nebraska.

David Dallow, former Director has over 13 years experience in the securities industry, including management positions at NYSE member and non-member firms.  Currently, he is head trader at Oscar Gruss and Son, Inc. Mr. Dallow began his career as a retail producer specializing in public venture capital. He quickly attained the positions of Managing Director and Sales Manager, overseeing the training and supervision of large sales forces.  Thereafter, Mr. Dallow moved into equities trading and sales trading, rising to the level of Head Trader for a NYSE member firm. In this role he has gained valuable experience in sales, trading and compliance.

Dr. Elliot Hahn is the Executive Chairman of Accu-Break Pharmaceuticals, Inc., a developer and provider of tablet technologies to the pharmaceutical industry, where he previously served as the President from October 2004 through December 2007 and as Chairman from January 2008 through March 2009. Dr. Hahn was a co-founder of Andrx Corporation and served as Chairman Emeritus from March 2003 until its acquisition in November 2006. Dr. Hahn was Andrx Corporation’s President from February 1993 until March 2003, Chief Executive Officer from October 2001 until June 2002, and Chairman of the Board of Directors from June 2002 through March 2003. From June 1990 until February 1993, Dr. Hahn was Vice President for Scientific Affairs of IVAX and Vice President of Research at the pharmaceutical subsidiary of IVAX Corp., then a publicly traded pharmaceuticals company.

Riyaz H. Jinnah, MD is Professor of Orthopedic Surgery; Medical Director Orthopedic Research; Medical Director, Human Performance & Biodynamic Laboratory, Wake Forest University Medical Center.  He began his career in 1986 as Assistant Professor, Orthopedic Surgery Johns Hopkins University of Medicine.  He is the recipient of numerous industry grants including; Wright Medical, Zimmer, OrthoBiotech, J & J, Osteonics, DePuy and the Johns Hopkins School of Medicine.  Dr. Jinnah is extensively published and consulted and is the Senior Associate Editor and member of the Editorial Board of The Journal of Surgical Orthopaedic Advances.  He is also a Consultant Reviewer for; The Journal of Bone and Joint Surgery, Journal of Arthroplasty and Clinical Orthopaedics.  Dr. Jinnah is also a world renowned lecturer, exhibiter and speaker.

Patrick Donelan, Vice President, has over 20 years of experience in investment banking and private equity, with small market companies.  His background includes raising seed capital; follow on investments in both public and private companies and recapitalizations as well as financial advisory services.  His responsibilities include new Business Development as well as strategic industry targeting for the entire organization.  Prior to American Biocare, Mr. Donelan was a Senior Vice President and Investment Advisor of Summit Brokerage Services, of which he was a founding member.  He advised individual and corporate clients’ long term planning in relation to the financial markets using a series of reports, databases and presentations concentrating on industry specific analysis.  Prior thereto, he acted in a similar capacity at First Union Securities until it merged with Wachovia Securities.  Donelan has played a role in public and private offerings of equity and debt, acquisitions, restructurings and contributed to the vital industry group, helped launch a boutique investment banking subsidiary, specializing in venture capital in the science and technology sectors.  Mr. Donelan has also been involved in a range of public and private equity positions, where he was responsible for identifying and evaluating investment banking candidates as well as participating in transaction structuring and financing.  Mr. Donelan is a graduate of Rutgers University where he received his degree in Chemistry.

Roger Tannery, former consulting CFO, has held various executive level positions as CFO, CEO and COO as well as consulting roles in public and private companies in various industries. Prior to American Development & Investment he served from January 2007 until January 2010 as a consultant and chief financial officer for Universal Power Group, Inc (AMEX) and was consultant and Vice-President of Finance at CTX Mortgage, the financial services group of Centex Corp (NYSE), from September 1998 until October 2002. He has been responsible for all levels of business financing and financial reporting including SEC compliance.  He has over 30 years experience facilitating mergers, acquisitions, sales and other business transfers for both private and public companies in various industries. His career began as a Certified Public Accountant with the predecessor of Deloitte and Touche and he later became a founding partner in a regional CPA firm. Mr. Tannery has a Bachelor of Business Administration in Accounting from the University of North Texas.

Jack Zwick, CFO, is a certified public accountant, and founding member of Zwick Maddox & Banyai, PLLC, certified public accountants and auditors for public companies.  Mr. Zwick has served in many industries, focusing on real estate, manufacturing, pharmaceutical, theatre, concert, recreation, sports franchises, depleting assets, hospitality and service organizations. He has worked with clients in a wide variety of areas, ranging from accounting and auditing services, and SEC work which included initial public offerings of corporations and public limited partnerships, to tax consulting and litigation support. He was the audit partner for public and private companies while working in Detroit and New York and currently is the audit partner for several public companies. He is the audit partner for all Nederlander operations (an international company involved in theatre and concert facilities) throughout the country and the United Kingdom. He is also the Senior Vice President of Finance of the Florida Panthers of the National Hockey League.  Mr. Zwick has extensive experience in multi-state tax work and is involved in tax filing for every state in the country where business returns are required. Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Master’s of Science in Taxation from Wayne State University.

SIGNIFICANT EMPLOYEES

Our officers provided services during 2010 as independent contractors and were not required to devote all of their time to the business and affairs of the Company.  During 2011, we intend to seek sufficient capital to complete several proposed acquisitions, at which time the full time employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan will commence payment of salaries, as provided in the Agreements and the First Amendments to those Agreements.  Our Governance and Nominating Committee and our Compensation Committee will be responsible for retaining and compensating all of our officers and major employees.

COMMITTEES AND BOARD MEETINGS

The Company has adopted charters for our Audit Committee, Investment Committee, Compensation Committee and Governance and Nominating Committee, which it submitted for approval by our shareholders at the Annual Meeting of Shareholders, held on July 31, 2006.  Following approval of the charters, members of the Board of Directors elected at the Annual Meeting were appointed to each of the Committees.  The current members of the Committees, as appointed by the Board of Directors following the written consent of shareholders in lieu of an Annual Meeting in January, 2010, are reflected below, as adjusted for resignations and replacements of previous directors:

AUDIT COMMITTEE

The Audit Committee is made up entirely of independent, non-affiliated Directors John Kelly, Elliot Hahn and Riyaz Jinnah. The Company has identified John Kelly, an independent director, as our Audit Committee Financial Expert by virtue of his background and experience.  Mr. Kelly serves as Chair of the Audit Committee of the Company.

COMPENSATION COMMITTEE

The Compensation Committee is made up entirely of independent, dis-interested Directors John Kelly, Elliot Hahn and Riyaz Jinnah.  Dr. Hahn serves as Chairman of the Compensation Committee.

GOVERNANCE AND NOMINATING COMMITTEE

The Governance and Nominating Committee is made up of Dr. Hahn, who serves as the Chair, Mr. Kelly and Dr. Jinnah.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of our directors, officers and employees performing financial functions for the Company, including our chief executive officer, chief financial officer, controller and any person performing similar functions.

EXCLUSION OF DIRECTOR LIABILITY

Pursuant to the General Corporation Law of Nevada, the Company Certificate of Incorporation excludes personal liability on the part of our directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 11.  Executive Compensation.

CASH AND OTHER COMPENSATION

For the years ended December 31, 2010 and 2009 and through the date of this report, the Company has not paid any executive officers or directors any cash and cash equivalent compensation directly. Robert Hipple, served as interim CEO and CFO, on a contract basis, through a consulting agreement with CF Consulting, LLC which expired in April, 2008. In January, 2009, the Company entered into a new consulting agreement with CF Consulting, LLC to provide financial and legal consulting services for a monthly fee of $6,250, which was amended effective August 1, 2009 to add the services of Roger Tannery as contract CFO for a monthly fee of $2,500. Mr. Tannery was replaced as CFO in September, 2010 by Jack Zwick. CF Consulting, LLC also provides office and related facilities to the Company for $650 per month. CF Consulting, LLC is not an affiliate of the Company.

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes our first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures was entitled to receive $303,750 and $160,000 for the years ended December 31, 2010 and 2009, respectively, as consulting expenses and received a total of $276,155 and $130,000 during 2010 and 2009, respectively, for services provided to the Company and for providing the services of Gary D. Lewis as Chairman.  Tower I Consultants, LLC was entitled to receive $ 465,000 and $180,000 for the years ended December 31, 2010 and 2009, respectively, as consulting expenses and received a total of $153,333 and $150,000 during 2010 and 2009, respectively for services provided to the Company and for providing the services of Adam Mayblum and Patrick Donelan to the Company.

The Company has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.  Any new compensation arrangements with any officer or director of the Company will be adopted and approved by the independent Compensation Committee.

COMPENSATION PURSUANT TO PLANS

For the years ended December 31, 2010 and 2009 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

The Company currently has in place an employee stock compensation plan and compensatory stock option plan, both adopted in 1997, and an Employee, Director and Consultant Stock Plan adopted in August, 2010..  No stock awards or grants were made to any officer or director under the plans during 2010 and there are no awards or grants outstanding. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted.

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

Since no officer or director was paid any salary or benefits, or other compensation during 2010 or prior years, the table setting forth the elements of any executive compensation has been omitted as there would be no entries in the table.

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended December 31, 2010 Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2010.

EMPLOYEE STOCK COMPENSATION PLAN

The Company adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company reserved a maximum of 83,333 (1,000,000 pre reverse split) common shares to be issued upon any grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan is administered by the Compensation Committee of the Board of Directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLANS

The Company adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 125,000 (1,500,000 pre reverse split) Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options are granted under the CSO Plan at exercise prices to be determined by the Compensation Committee of the Board of Directors. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan  administered by the Compensation Committee of the Board of Directors. No options have been granted or currently are anticipated to be granted under the CSO Plan.

2010 EMPLOYEE, DIRECTOR AND CONSULTANT STOCK PLAN.

In June 2010, the Board of Directors of the Company approved the adoption of an Employee, Director and Consultant Stock Option Plan, and the Plan was approved by the shareholders of the Company in November 2010.  No options, grants or awards have been made under the Plan as of December 31, 2010 or as of the date of this Report.  A total of 2,000,000 shares of Series A Common Stock are reserved for future issuance under this plan.

COMPENSATION OF DIRECTORS

The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.  Any compensation to directors will be determined and approved by the Company Compensation Committee.

EMPLOYMENT CONTRACTS

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes were reversed as a result and consulting fees were paid instead. Bainbridge Ventures was due a total of $303,750 and  $160,000 for the years ended December 31, 2010 and 2009, respectively, for services and received a total of $276,155 and $130,000  in actual payments during 2010 and 2009, respectively for services provided to the Company and for providing the services of Gary D. Lewis as Chairman. A total of $57,595 and $30,000 due to Bainbridge Ventures, Inc. was accrued as Due to Officers at December 31, 2010 and 2009.

Tower I Consultants, LLC was entitled to receive $ 465,000 and $180,000 for the years ended December 31, 2010 and 2009, respectively, as consulting expenses and received a total of $153,333 and $150,000 during 2010 and 2009, respectively for services provided to the Company and for providing the services of Adam Mayblum and Patrick Donelan to the Company. Tower I consultants forgave $60,000 in amounts due from the Company during 2010. A total of $281,667 and $30,000 due to Tower I Consultants was accrued as Due to Officers at December 31, 2010 and 2009.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $27,083 per month for the services of Mr. Lewis in 2011, and Tower I Consultants, LLC is entitled to $20,835 each per month for providing the services of Mr. Donelan and Mr. Mayblum, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence.

No other person has entered into any employment or similar contract with the Company, other than the consulting agreement already discussed with CF Consulting, LLC, and a consulting agreement entered into with GNL Advisors, LLC which was paid a total of $34,333 in 2010 and is owed an additional $56,667 as of December 31, 2010 for services rendered in 2010.  GNL Advisers, LLC is owned by Gary N. Lewis, the son of our Chairman, Gary D. Lewis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

The following table sets forth, as of the end of the reporting period covered by this report, and as of the date of this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial; Ownership	Percent of Class1
Gary D. Lewis2 Bainbridge Capital, Inc. P.O. Box 36940 Grosse Pointe, MI 48236	Director, Chairman	661,402	18.8

John Kelly 1227 Harbor Drive Delray Beach, FL 33483	Director	1,667	--

Adam Mayblum 50 Andrew Lane New Rochelle, NY 10804	Director Vice President	583,334	16.6

David Brant 6314 South 174th Street Omaha, NE 68135	Former Director	1,667	--

David Dallow 181 Plymouth Drive Scarsdale, NY 10583	Former Director	1,667	--

Patrick Donelan 3570 Lakeview Drive Delray Beach, 33445	Vice President	625,000	17.8

Dr. Elliot Hahn	Director	138,889	3.9
17201 NE 13th Ave N. Miami Beach. FL 33162

Dr. Riyaz H. Jinnah3	Director	27,778.8
820 Jorie Blvd, Suite 420 Oak Brook, IL 60523

Jack Zwick	Chief Financial Officer	13,890	--

All directors and officers as a group		2,055,294	58.5
(1)	Series B Common Stock, based on 3,512,139 Series B Common Stock shares outstanding at December 31, 2010.
(2)	Mr. Lewis is a principal of Bainbridge Capital and is considered the beneficial owner of shares held by it.
(3)	The shares listed for Dr. Riyaz are held by Millenium Trust Company, for the benefit of the Riyaz Jinnah Rollover IRA.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

No officer, director or employee of the Company has received a salary of $60,000 or more in 2010 or 2009. Mr. Lewis the Company Chairman and CEO, received no direct compensation from the Company. Bainbridge Ventures, Inc., in which Mr. Lewis is a principal, received payments of $276,155 from the Company in 2010 under the First Amendment to Employment Agreement, and an additional $57,595 was accrued as Due to Officers at December 31, 2010.  Mr. Mayblum and Mr. Donelan, who served as Vice Presidents of the Company in 2010, also received no direct compensation from the Company in 2010.  Tower I Consultants, LLC, which is owned equally by Mr. Mayblum and Mr. Donelan, received a total of $153,333 in payments during 2010 from the Company under the First Amendments to Employment Agreement, and an additional $281,668 was accrued as Due to Officers at December 31, 2010. GNL Advisors, LLC was paid a total of $34,333 in 2010 and is owed an additional $56,667 as of December 31, 2010 for consulting services rendered in 2010.  GNL Advisers is owned by Gary N. Lewis, the son of our Chairman, Gary D. Lewis. There were no other transactions, or series of transactions, for the years ended December 31, 2010 or 2009, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as previously noted.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, were $31,067 and $10,749, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

Our principal accountants billed a total of $35,000 during 2010 in connection with due diligence and audit work relating to a proposed acquisition of an operating company in New Jersey, which was abandoned as a result of the due diligence and financial results.

PRE-APPROVAL POLICIES AND PROCEDURES

The Company Board of Director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to report periodically to the Audit Committee of the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee of the Board of Directors may also pre-approve particular services in a case-by-case basis.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of our expenses in furnishing the information. Any references to the "the Company" means American BioCare, Inc.
                                                                      Reference

3.1             Certificate of Incorporation of the Company as filed with the Nevada Secretary of State on February 28, 1997 ........................................................................................................................................................................ 1

3.2             Amended and Restated Certificate of Incorporation as filed with the Nevada Secretary of State .........................................................................................................................................................................................…… 2

3.4             Bylaws of the Company ... 1

4.1             Specimen common stock certificate... 1

4.2             Designation of Rights and Preferences of the Series A and Series B Common Stock ……........................................................................................................................................................................................……………  2

10.1           1997 Compensatory Stock Option Plan of the Company... 1

10.2           1997 Employee Stock Compensation Plan of the Company... 1

10.3           2010 Director, Officer and Consultant Stock Option Plan ………………………………..............................................................................................................................................................................................……………… 2

10.3           First Amendment to Employment Agreement-Gary D. Lewis……………………………..............................................................................................................................................................................................……………..  3

10.4           First Amendment to Employment Agreement-Adam Mayblum ……….………………............................................................................................................................................................................................   ……………..  3

10.5           First Amendment to Employment Agreement-Patrick Donelan ………………………….............................................................................................................................................................................................……………..  3

31.1           Certification of the Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002............................................................................................................................................................................. 4

31.2           Certification of the Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.............................................................................................................................................................................. 4

32.1          Certification of the Chief Executive Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002 ................................................................................................ 4

32.2          Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley Act of 2002 ................................................................................................. 4

References

1     Filed as an exhibit to the Registration Statement on Form 10SB-12G (File No. 0-27781) of the Company and incorporated by reference.

2     Filed as an Exhibit to the Form 14C Information Statement filed with the SEC on July 14, 2010

3     Filed as an Exhibit to the Form 10-K Report for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

4     Filed herewith as an exhibit to this report

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm...     F-1

Balance Sheets as of December 31, 2010 and 2009...     F-2

Statements of Operations for the years ended December 31, 2010 and 2009 and from inception ...    F-3

                Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009 and from inception...................................................................................................................................................     F-4

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from inception...    F-6

Notes to Financial Statements ...   F-7

FINANCIAL INFORMATION
Item 1.  Financial Statements.

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American BioCare, Inc.

We have audited the accompanying balance sheets of American BioCare, Inc. (a development stage company) formerly known as American Development and Investment Fund, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (February 28, 1997) through December 31, 2010. American BioCare’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American BioCare, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (February 28, 1997) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders’ deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 8. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida
April 15, 2011

AMERICAN BIOCARE, INC.
(a Development Stage Company)
    BALANCE SHEETS

	December 31	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$84,888	$1,732
Total assets	$84,888	$1,732

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
LIABILITIES
Current liabilities;
Accounts payable (including $0 and $59,700 to related parties)	$318,998	$102,669
Accrued interest	3,198	799
Note payable related party (net of discount of $0 and $6,813)	26,646	19,833
Due to affiliate	3,550	3,550
Due to officers	318,083	60,000
Total current liabilities	670,475	186,851

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	$--	$--
Common stock, $0.001 par value, 146,000,000 Series A common shares authorized and none issued; and 4,000,000 Series B common shares authorized and 3,512,139 and 3,069,111 shares issued at December 31, 2010 and 2009	3,512	3,069
Additional paid-in capital	1,351,317	605,787
Retained earnings (accumulated loss)	(1,940,416)	(793,975)
Total stockholders’ equity (deficit)	(585,587)	(185,119)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$84,888	$1,732

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS

		Year ended December 31, 2010	Year ended December 31, 2009	From inception (February 28, 1997) to December 31, 2010
INCOME	$	$		$
Sale of investments		--	--		6,865
EXPENSES
General and administrative
Bank fees		16,058	868		17,137
Consulting fees		205,250	49,000		404,652
Officers’ consulting – related parties		768,750	407,500		1,196,250
Other expenses		6,683	2,080		28,615
Professional fees		172,142	59,965		288,058
Rent		7,902	6,600		29,602
Travel		25,445	8,593		34,038
Total operating expenses		1,202,230	534,606		1,998,352
Net operating loss		(1,202,230)	(534,606)		(1,991,487)
OTHER INCOME AND EXPENSES
Cancellation of accounts payable		65,000	--		65,000
Interest expense		(9,211)	(4,718)		(13,929)
Net other income and expenses		55,789	(4,718)		51,071
NET LOSS		(1,146,441)	(539,324)		(1,940,416)

See accompanying notes to financial statements.

`

AMERICAN BIOCARE, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION AT FEBRUARY 28, 1997 TO DECEMBER 31, 2010

	Common	Amount	Preferred	Preferred	Paid-in	Accumulated	Total
	stock		stock	amount	capital	deficit	equity
	#	$	#	$	$	$	$
Inception 2/28/1997
Stock issued for services	5,833,333	5,833	--	--	1,167	--	7,000
Stock issued for services	208,333	208	--	--	7,292	--	7,500
Stock issued for cash, net of costs of $1,750	62,500	63	--	--	3,187	--	3,250
Cancellation of stock	(416,667)	(417)	--	--	417	--	--
Net loss for period	--	--	--	--	--	(10,654)	(10,654)
Balances, December 31, 1997	5,687,499	5,687	--	--	12,063	(10,654)	(7,096

Net loss	--	--	--	--	--	(3,247)	(3,247)
Balances, December 31, 1998	5,687,499	5,687	--	--	12,063	(13,901)	3,849

Net loss	--	--	--	--	--	(1,687)	(1,687)
Balances, December 31, 1999	5,687,499	5,687	--	--	12,063	(15,588)	2,162

Net Income	--	--	--	--	--	3,997	3,997
Balances, December 31, 2000	5,687,499	5,687	--	--	12,063	(11,591)	6,159

Net loss	--	--	--	--	--	(1,391)	(1,391)
Balances, December 31, 2001	5,687,499	5,687	--	--	12,063	(12,982)	4,768

Net loss	--	--	--	--	--	(1,331)	(1,331)
Balances, December 31, 2002	5,687,499	5,687	--	--	12,063	(14,313)	3,437

Net loss	--	--	--	--	--	(1,727)	(1,727)
Balances, December 31, 2003	5,687,499	5,687	--	--	12,063	(16,040)	1,710

Net loss	--	--	--	--	--	(7,314)	(7,314)
Balances, December 31, 2004	5,687,499	5,687	--	--	12,063	(23,354)	(5,604)

Share repurchase	(3,175,000)	(3,175)	--	--	2,413	--	(762)
Net loss	--	--	--	--	--	(14,902)	(14,902)
Balances, December 31, 2005	2,512,499	2,512	--	--	14,476	(38,256)	(21,268)

Issuance of convertible preferred	--	--	1,000,000	1,000	59,000	--	60,000
Net loss	--	--	--	--	--	(73,181)	(73,181)
Balances, December 31, 2006	2,512,499	2,512	1,000,000	1,000	73,476	(111,437)	(34,449)

Issuance of common stock	11,100	11	--	--	39,816	--	39,827
Net loss	--	--	--	--	--	(104,204)	(104,204)
Balances, December 31, 2007	2,523,599	2,523	1,000,000	1,000	113,292	(215,641)	(98,826)

Issuance of stock	10,400	10	--	--	31,190	--	31,200
Conversion of preferred	333,333	333	(1,000,000)	(1,000)	667	--	--
Cancellation of payable	--	--	--	--	88.557	--	88,557
Net loss	--	--	--	--	--	(39,010)	(39,010)
Balances, December 31, 2008	2,867,332	2,866	--	--	233,706	(254,651)	(18,079)

Issuance of stock	201,779	203	--	--	362,997	--	363,200
Issuance of warrants as part of debt	--	--	--	--	9,084	--	9,084
Net loss	--	--	--	--	--	(539,324)	(539,324)
Balances, December 31,2009	3,069,111	3,069	--	--	605,787	(793,975)	(185,119)

Issuance of stock net of expenses of $51,477	443,028	443	--	--	745,530	--	745,973
Net loss	--	--	--	--	--	(1,146,441)	(1,146,441)
Balances, December 31, 2010	3,512,139	3,512	--	--	1,351,317	(1,940,416)	(585,587)

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
(a Development Stage Company)
                                                                STATEMENTS OF CASH FLOWS
                                                                                                                                                           For the years ended                                                                 From inception
                                                                                                                                                                                 December 31,                                                                   (February 28, 1997)
                                                                                                                                                                            2010                                               2009                                                                 to
                                                                                                                                                                                                                                                            December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,146,441)	$(539,324)	$(1,940,416)
Adjustments to reconcile net loss to net cash used by operations:
Amortization		6,813	2,271	9,184
Common stock issued for services		--	--	14,500
Cancellation of accounts payable		(65,000)	--	(65,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses		281,328	87,693	472,554
Accrued officers’ salaries		258,083	60,000	318,083
Accrued interest		2,399	2,445	4,844
Due to affiliate		--	--	3,550
NET CASH USED BY OPERATING ACTIVITIES		(662,818)	(386,915)	(1,182,701)

CASH FLOWS USED BY INVESTING ACTIVITIES
Organizational costs		--	--	(100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		745,974	363,200	1,183,451
Proceeds from sale of preferred stock		--	--	60,000
Proceeds from note		--	25,000	25,000
Share repurchase		--	--	(762)
NET CASH FROM FINANCING ACTIVITIES		745,974	388,200	1,267,689
NET CASH INCREASE FOR PERIOD		83,156	1,285	84,888
CASH AT BEGINNING OF PERIOD		1,732	447	--
CASH AT END OF PERIOD		$84,888	$1,732	$84,888

SUPPLEMENTAL DISCLOSURES:
Interest paid	$		$2,398	$2,398
Income taxes paid		$--	$--	$--
Non cash financing activities:		--	--	--
Accrued interest converted to note payable		$--	$1,646	$1,646
Common stock issued for organization costs		$--	$--	$345
Common stock issued for deferred offering costs		$--	$--	$770
Payable converted to equity		$--	$--	$88,557
Interest paid		$--	$--	$2,398
Income taxes paid		$--	$--	$--

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

American BioCare, Inc., (the “Company”), formerly American Development & Investment Fund, Inc. a Nevada corporation, was organized in February, 1997 and was a development stage company through the end of 2005 when it filed an election to be treated as a business development company (BDC) under the Investment Company Act of 1940, (the 1940 Act) in March 2006.  On September 18, 2010, the Board of Directors recommended that the corporate name be changed to American BioCare, Inc. and that the election to be treated as a business development company be terminated.  A majority (57%) of our shareholders approved these actions by written consent and an Information Statement on Form 14C was mailed to all of the Company’s shareholders on July 12, 2010. On August 2, 2010, the Articles of Amendment of the Company’s Articles of Incorporation were amended to change the corporate name to American BioCare, Inc.  A Form N54-C was filed with the SEC to terminate the BDC election on August 16, 2010.

In September, 2010, the Company entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock of the Company.  The original agreement called for a closing on or before November 15, 2010.  On December 28, 2010, the Company and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the terms of payment under the agreement and extending the closing date retroactively.  In December 28, 2010, the Company and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a Second Addendum to Share Purchase Agreement modifying the terms of payment under the agreement but otherwise continuing the material terms of the original agreement.  On April 11,  2011, the Company completed the acquisition.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services.

In early April, 2011, The Company entered into an agreement to establish a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan. On April 11 , 2011, the Company completed the acquisition of Care Choices of Tennessee, Inc. and Care Choices II, Inc. using funds available from the Citizens Bank of Michigan funding.

As a BDC, the Company was subject to the filing requirements of the Securities Exchange Act of 1934 and elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company was not a registered investment company under the 1940 Act, however, and was not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company remained subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 thereof applicable to regulated investment companies.  The termination of the BDC election resulted in the Company filing the normal financial reports required by Regulation S-X other than Section 6.  As a result of the termination of the election, the financial statements included in this Report are presented retroactively as if the Company had not been a business development company for all periods presented and instead, is considered a development stage company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

The financial statements contained in this report were prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

accepted, we select the principle or method that is appropriate in our specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

Basis of Presentation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Development Stage Company

The Company’s financial statements are presented as a development stage entity the Company has not generated any revenues from operations since inception.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 2010, the Company deposits did not exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents and the line of credit approximate fair value based on the short-term maturity of these instruments and the market interest rates.

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

Fair Value Hierarchy

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 —Quoted prices in active markets for identical assets or liabilities.

Level 2 —Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

The Company had no accounts receivable at December 31, 2010.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. Due to the uncertainty whether the accumulated losses will be available to offset future revenues, no deferred tax asset has been reported.

The Company has adopted the provisions of FASB ASC 740-10-50. As a result of this implementation of FASB ASC 740-10-50, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by the codification. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. Gary D. Lewis, Patrick Donelan and Adam Mayblum, our principal executive officers and significant shareholders, are considered to be related parties as is Bainbridge Capital, Inc., which is owned equally by Gary D. Lewis, the Company’s Chief Executive Officer, and his wife and Tower I Consultants, LLC, which is owned by Patrick Donelan and Adam Mayblum, Directors of the Company.

Basic and Diluted Earnings/(Loss) Per Share

Net earnings and loss per share is computed in accordance with the FASB Codification, Earnings Per Share Topic 260-10 which requires the presentation of both basic and diluted earnings per share. Basic net earnings and loss per common

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur through the potential effect of common shares issuable upon the exercise of stock options, warrants and convertible securities. The calculation assumes: (i) the exercise of stock options and warrants based on the treasury stock method; and (ii) the conversion of convertible preferred stock only if an entity records earnings from continuing operations, as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Comprehensive Income

FASB ASC Topic 220-10, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. The Company has not identified any sources of comprehensive income for the periods presented.

Equity-Based Compensation

The Company follows FASB ASC Topic 718-10, ‘Share-Based Payment’ (‘Topic 718’), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Stock-based compensation expense recognized under Topic 718 for each of the years ended December 31, 2010 and 2009 was $ 0.

Reclassifications

Certain amounts reported in the 2009 audited financial statements have been reclassified to conform to current year presentation.  These reclassifications had no impact on net income (loss) or retained earnings (deficit).

Dividends and Distributions

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29 “Business Combinations” which is amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting

AMERICAN BIOCARE, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company is reviewing the new guidance to determine the impact it will have on its 2011financial statements and disclosures.

NOTE 3. RELATED PARTY TRANSACTIONS

Consulting expenses for 2010 and 2009 include $768,750 and $467,500, respectively, of consulting services received from related parties.

Due to related party at December 31, 2010 and 2009 represents cash advances of $3,550 received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

Due to officers at December 31, 2010 and 2009 represents unpaid consulting expenses due to Bainbridge Ventures, LLC ($57,595 and $30,000 for 2010 and 2009) for the services of Gary D. Lewis, and to Tower I Consulting, LLC for the services of Adam Mayblum and Patrick Donelan ($281,667 and $30,000 each for 2010 and 2009). See Employment Contracts, below.

Employment Contracts

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures was due a total of $303,750 and  $160,000 for the years ended December 31, 2010 and 2009, respectively, for services and received a total of $276,155 and $130,000  in actual payments during 2010 and 2009, respectively, for services provided to the Company and for providing the services of Gary D. Lewis as Chairman. A total of $57,595 and $30,000 due to Bainbridge Ventures, Inc. was accrued as Due to Officers at December 31, 2010 and 2009.

Tower I Consultants, LLC was entitled to receive $ 465,000 and $180,000 for the years ended December 31, 2010 and 2009, respectively, as consulting expenses and received a total of $153,333 and $150,000 during 2010 and 2009, respectively for services provided to the Company and for providing the services of Adam Mayblum and Patrick Donelan to the Company. Tower I consultants forgave $60,000 in amounts due from the Company in 2010.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $27,083 per month for the services of Mr. Lewis in 2010, and Tower I Consultants, LLC is entitled to $20,835 each per month for providing the services of Mr. Donelan and Mr. Mayblum, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence.

Note Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate, shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $3.00 (.25 per share before reverse split) per share at or before

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 3.  RELATED PARTY TRANSACTIONS (continued)

maturity. No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26, 646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and was due September 30, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 200,000 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital, as of October 1, 2009. The debt discount, was fully amortized to interest expense over the one-year term of the debt. The note payable has been extended by agreement to April 30, 2011 and management is currently working on a favorable renewal.

NOTE 4.    RECAPITALIZATION

In June 2010, the Board of Directors approved resolutions to change the name of the corporation to American BioCare, Inc., to end the election to be treated as a business development company, and to recapitalize the Company by creating two classes of common stock, Series A and Series B common stock and a reverse split of the existing common shares into Series B common stock on the basis of 1 share of Series B common stock for each 12 shares of old common stock.  The Board also approved the adoption of a stock option plan for officers, directors, employees and consultants. A majority of the shareholders of the Company approved these actions and an Information Statement describing the changes was sent to all of the shareholders of the Company on July 12, 2010.

The stock split was implemented in November, 2010 by the filing of an amended certificate of incorporation in Nevada to establish two classes of stock.  The reverse split was accomplished by the exchange of the then current common shares outstanding for new Series B common shares. As a result of the one-for-twelve reverse stock split, each twelve shares of outstanding common stock were exchanged for one new share of Series B common stock. There were 42,145,667 common shares outstanding, which became 3,512,139 Series B common shares after the transaction.  An additional 65,003 post-split Series B Common Stock shares were issued in the first quarter of 2011. The par value per share of Series A and the new Series B common stock will remain unchanged at $0.001 per share after the reverse stock split.  The par value of the preferred shares is also $0.001 per share.  As of the date of this report, there are no Series A common shares and no preferred shares issued and outstanding and a total of 3,577,176 shares of Series B common outstanding.

The stock split has been retroactively applied in the financial statements.

NOTE 5.     STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Shares

The Company is authorized to issue up to a total of 155,000,000 shares of common stock, which as a result of the recapitalization are classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The Company had a total of  3,512,139 shares of Class B common stock and no Series A common stock and no preferred stock, issued and outstanding at December 31, 2009.

The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 5.     STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

method of discouraging, delaying or preventing a change in control of the Company. The Company has no outstanding shares of Preferred Stock.

Employee Stock Compensation Plan

The Company adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the ESC Plan). The Company reserved a maximum of 83,333 (1,000,000 pre reverse split) common shares to be issued upon any grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan is administered by the Compensation Committee of the Board of Directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan, and the By-laws of the Company prohibit the issue of any such awards so long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation.

Compensatory Stock Option Plan

The Company adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the CSO Plan). The Company has reserved a maximum of 125,000 (1,500,000 pre reverse split) Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an incentive stock option plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options are granted under the CSO Plan at exercise prices be determined by the Compensation Committee of the Board of Directors. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will is administered by the Compensation Committee of the Board of Directors. No options have been granted or currently are anticipated to be granted under the CSO Plan and the By-laws of the Company prohibit the issue of any such awards so long as the Company has an investment adviser agreement providing for compensation based in part on capital appreciation, in order to conform to the applicable limits under the 1940 Act relating to stock benefit plans of a BDC.

2010 Employee, Director and Consultant Stock Plan.

In June 2010, the Board of Directors of the Company approved the adoption of the 2010 Employee, Director and Consultant Stock Option Plan, and the Plan was approved by the shareholders of the Company in November 2010.  No options, grants or awards have been made under the Plan as of December 31, 2010 or as of the date of this Report.

Warrant

On October 1, 2009, the Company issued a warrant to a shareholder to purchase up to 200,000 non-assessable shares of the Company’s common stock at a per share purchase price of $0.25 at any time until October 1, 2010. The Company used the Black-Scholes option valuation model to calculate the fair value of the warrant. The assumptions used in the calculation were: market value of company stock on date of grant of $0.15, exercise price of warrant of $0.25, expected term of 2 years, volatility of 101.1%, interest rate of .06%, and yield of zero. The expected term was based on the term of the warrant. The expected volatility was based on the historical volatility of similar companies. The dividend yield of zero was based on the fact that the Company had never paid cash dividends and the expectation that there will not be any earnings available to pay dividends in the near future. The risk free interest rate was derived from average US

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5.     STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

treasury rates. The calculated fair value of the warrant was $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital. See Note 4.

NOTE 6: INCOME TAXES

The Company accounts for income taxes under Statement FASB ASC Topic 740-10, ‘Accounting for Income Taxes (formerly ‘SFAS No.109’). Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for December 31, 2010 and 2009.

      Income tax benefit at the federal statutory rate                                                                                                  34%
      Effect of operating losses                                                                                                                                   (34)%

As of December 31, 2010 and 2009, the Company had net operating losses for federal and state income tax purposes totaling approximately $1,940,416 and $793,975, respectively. The following is a schedule of deferred tax assets as of December 31, and 2010 and 2009:
                                                                                              December 31, 2010                                December 31, 2009

      Net operating loss                                                      $           1,940,416                                    $                  793,975

      Net deferred tax asset                                                $               659,741                                   $                  269,952

      Valuation allowance                                                   $             (659,741)                                   $               (269,952)

The change in the valuation allowance for 2010 was $389,789.

NOTE 7: NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with Topic 260-10 FASB Codification, which requires presentation of basic and diluted net income (loss) per share. Basic net income (loss) per share excludes dilution, and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. During the year ended December 31, 2010 and for all prior years, diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes (1) stock options (using the treasury stock method), and (2) the effect of unvested shares of common stock outstanding. Anti-dilutive instruments are not considered in this calculation.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2010 and 2009:
                                                                                                                                                                                                    2010                                                    2009
      NUMERATOR:
      Income (loss) available to common shareholders                                                                                                $ (1,146,441)                                           $   (539,324)
      Numerator for net income (loss) per
      common share-basic and diluted                                                                                                                                (1,146,441)                                               (539,324)

F14

 AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NOTE 7: NET INCOME (LOSS) PER SHARE (continued)

DENOMINATOR:
      Weighted average common shares                                                                                                                            3,233,562                                         2,951,972
      Effect of dilutive securities:
      Options                                                                                                                                                                                        --                                                       --
      Restricted shares                                                                                                                                                                        --                                                       --

      Denominator for net income per common share-
      basic and diluted                                                                                                                                                           3,233,562                                         2,951,972

      Net income per common share:
      Net income (loss) -basic                                                                                                                                         $           (0.35)                                 $             (0.18)
      Net income (loss) -diluted                                                                                                                                      $           (0.35)                                 $             (0.18)

NOTE 8  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $ (1,940,416)  at December 31, 2010 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and obtaining additional capital and financing. Management’s plan in this regard is to acquire portfolio investment operating entities and secure financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9.  SUBSEQUENT EVENTS

In September, 2010, the Company entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock of the Company.  The original agreement called for a closing on or before November 15, 2010.  On December 28, 2010, the Company and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the terms of payment under the agreement and extending the closing date until certain conditions were satisfied by the sellers.

In April, 2011, the Company and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a Second Addendum to Share Purchase Agreement modifying the terms of payment under the agreement but otherwise continuing the material terms of the original agreement.

On April 11, 2011, the Company entered into an agreement to establish a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan.

In connection with the debt financing, the Company has given Citizens a first priority perfected security interest in all present and future assets of The Company and Care Choices of Tennessee, Inc.,  including, without limitation, cash,  accounts receivable, inventory, equipment, furniture, fixtures, contract rights, license rights,  operating rights, and general intangibles.   In addition, a pledge of stock from Care Choices of Tennessee, Inc.  was provided.

The Company, Citizens Bank and the former owners of Care Choices entered into a subordination agreement and inter-creditor agreement whereby the payments of principal and interest on the notes to the former owners of Care Choices will be allowed so long as no event of default has or will occur as a  result of making said payments.

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NOTE 9.  SUBSEQUENT EVENTS  (continued)

The line of credit and the term loan are both  subject to customary  various covenants, including financial.  The interest rate on both the term loan and the line of credit are 1 Month Libor (currently approximately .25%) plus 550 basis point.

On April 11, 2011, the Company completed the acquisition of Care Choices of Tennessee, Inc. and Care Choices II, Inc.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the we caused this Report on Form 10-K to be signed on our behalf by the undersigned, thereto duly authorized individuals.

Dated April 15, 2011
      American BioCare, Inc.

      /s/ Gary D. Lewis
By ___________________________________
                                                                                      Gary D. Lewis
                                                                                      Chief Executive Officer

      /s/ Jack Zwick
By ___________________________________
                                                                                      Jack Zwick
                                                                                      Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name                                    Title                                              Date

      /s/ Gary Lewis
__________________                                          Director, and                                      April 15, 2011
Gary D. Lewis                                                     Chief Executive Officer

     /s/  Elliot Hahn
___________________                                            Director                                          April 15, 2011
Elliot Hahn

    /s/  Adam Mayblum                                                 Director and                                  April 15, 2011
___________________                                          Vice President
 Adam Mayblum

     /s/  Riyaz Jinnah                                                       Director                                        April 15, 2011
___________________
  Riyaz Jinnah

     /s/  John Kelly                                                          Director                                         April  15, 2011
___________________
John Kelly