Form 10-Q
period 2011-03-31
American BioCare, Inc.
filed 2011-05-23
CIK 1096935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]    No  [X ]

The number of shares of the Registrants Common Stock, $0.001 par value, outstanding as of  May 15, 201, was 3,627,176 shares of Series B common stock.

AMERICAN DEVELOPMENT & INVESTMENT FUND, INC.
FORM 10-Q
MARCH 31, 2011

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements
Balance Sheets as of March 31, 2011 and December 31, 2010	1
Statements of Operations for the three month periods ended March 31, 2011 and 2010 and for the period from February 28, 1997 (inception) to March 31, 2011	2
Statements of Stockholder’s Equity for the three month periods ended March 31, 2011 and 2010 and for the period from February 28, 1997 (inception) to March 31, 2011	3
Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 and for the period from February 28, 1997 (inception) to March 31, 2011	4
Notes to Financial Statements	5

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 1a. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Removed and Reserved	14
Item 5. Other Information	14
Item 6. Exhibits	16

Signatures	16

PART I.
ITEM 1. FINANCIAL INFORMATION

AMERICAN BIOCARE, INC.
    BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$61,185	$84,888
Other current assets:
Deferred financing costs	209,488	--
Total assets	$270,673	$84,888

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
LIABILITIES
Current liabilities;
Accounts payable	$380,980	$318,998
Accrued interest	4,902	3,198
Note payable-related party	26,646	26,646
Notes payable, net of discount of $24,861 and $0	61,139	--
Due to affiliate	3,550	3,550
Due to officers	422,330	318,083
Total liabilities	899,547	670,475

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	--	--
Common stock, $0.001 par value, 146,000,000 Series A common shares authorized and none issued; and 4,000,000 Series B common shares authorized and 3,627,176 and 3,512,139 shares issued at March 31, 2011 and December 31, 2010	3,627	3,512
Additional paid-in capital	1,605,366	1,351,317
Retained earnings (accumulated loss)	(2,237,867)	(1,940,416)
Total stockholders’ equity (deficit)	(628,874)	(585,587)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$270,673	$84,888

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		3 months ended March 31, 2011	3 months ended March 31, 2010	From inception (February 28, 1997) to March 31, 2011
INCOME	$	$		$
Sale of investments		--	--		6,865
EXPENSES
General and administrative
Bank fees		237	239		17,374
Consulting fees(including $0 and $176,250 with related parties)		34,100	199,250		438,752
Consulting expenses-acquisition		9,000	--		9,000
Officers’ consulting – related parties		238,247	--		1,434,497
Other expenses		2,409	115		31,024
Professional fees		500	5,000		288,558
Rent		2,908	1,800		32,510
Travel		3,826	4,882		37,864
Total operating expenses		291,227	211,286		2,289,579
Net operating loss		(291,227)	(211,286)		(2,282,714)
OTHER INCOME AND EXPENSES
Cancellation of accounts payable		--	--		65,000
Amortization of debt discount		(4,520)			(4,520)
Interest expense		(1,704)	(3,070)		(15,633)
Net other income and expenses		(6,224)	(3,070)		44,847
NET LOSS		$(297,451)	$(214,356)		$(2,237,867)

Net loss per share (basic and diluted)		$(0.08)	$(0.07)

Weighted average common shares outstanding
Basic		3,569,658	3,092,437
Diluted		3,569,658	3,092,437

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM INCEPTION AT FEBRUARY 28, 1997 TO MARCH 31, 2011
	Common	Amount	Preferred	Preferred	Paid-in	Accumulated	Total
	stock		stock	amount	capital	deficit	equity
	#	$	#	$	$	$	$
Inception 2/28/1997
Stock issued for services	5,833,333	5,833	--	--	1,167	--	7,000
Stock issued for services	208,333	208	--	--	7,292	--	7,500
Stock issued for cash, net of costs of $1,750	62,500	63	--	--	3,187	--	3,250
Cancellation of stock	(416,667)	(417)	--	--	417	--	--
Net loss for period	--	--	--	--	--	(10,654)	(10,654)
Balances, December 31, 1997	5,687,499	5,687	--	--	12,063	(10,654)	(7,096)

Net loss	--	--	--	--	--	(3,247)	(3,247)
Balances, December 31, 1998	5,687,499	5,687	--	--	12,063	(13,901)	3,849

Net loss	--	--	--	--	--	(1,687)	(1,687)
Balances, December 31, 1999	5,687,499	5,687	--	--	12,063	(15,588)	2,162

Net Income	--	--	--	--	--	3,997	3,997
Balances, December 31, 2000	5,687,499	5,687	--	--	12,063	(11,591)	6,159

Net loss	--	--	--	--	--	(1,391)	(1,391)
Balances, December 31, 2001	5,687,499	5,687	--	--	12,063	(12,982)	4,768

Net loss	--	--	--	--	--	(1,331)	(1,331)
Balances, December 31, 2002	5,687,499	5,687	--	--	12,063	(14,313)	3,437

Net loss	--	--	--	--	--	(1,727)	(1,727)
Balances, December 31, 2003	5,687,499	5,687	--	--	12,063	(16,040)	1,710

Net loss	--	--	--	--	--	(7,314)	(7,314)
Balances, December 31, 2004	5,687,499	5,687	--	--	12,063	(23,354)	(5,604)

Share repurchase	(3,175,000)	(3,175)	--	--	2,413	--	(762)
Net loss	--	--	--	--	--	(14,902)	(14,902)
Balances, December 31, 2005	2,512,499	2,512	--	--	14,476	(38,256)	(21,268)

Issuance of convertible preferred	--	--	1,000,000	1,000	59,000	--	60,000
Net loss	--	--	--	--	--	(73,181)	(73,181)
Balances, December 31, 2006	2,512,499	2,512	1,000,000	1,000	73,476	(111,437)	(34,449)

Issuance of common stock	11,100	11	--	--	39,816	--	39,827
Net loss	--	--	--	--	--	(104,204)	(104,204)
Balances, December 31, 2007	2,523,599	2,523	1,000,000	1,000	113,292	(215,641)	(98,826)

Issuance of stock	10,400	10	--	--	31,190	--	31,200
Conversion of preferred	333,333	333	(1,000,000)	(1,000)	667	--	--
Cancellation of payable	--	--	--	--	88.557	--	88,557
Net loss	--	--	--	--	--	(39,010)	(39,010)
Balances, December 31, 2008	2,867,332	2,866	--	--	233,706	(254,651)	(18,079)
Issuance of stock	201,779	203	--	--	362,997	--	363,200
Issuants of warrants part of debt	--	--	--	--	9,084	--	9,084
Net loss	--	--	--	--	--	(539,324)	(539,324)
Balances, December 31,2009	3,069,111	3,069	--	--	605,787	(793,975)	(185,119)

Issuance of stock net of expenses of $51,477	443,028	443	--	--	745,530	--	745,973
Net loss	--	--	--	--	--	(1,146,441)	(1,146,441)
Balances, December 31, 2010	3,512,139	3,512	--	--	1,351,317	(1,940,416)	(585,587)
Issuance of shares for services	65,004	65	--	--	116,935	--	117,000
Issuance of stock net of expenses of $3,680	50,000	50	--	--	86,270	--	86,320
Issuance of warrants as part of debt	--	--	--	--	29,381	--	29,381
Issuance of warrants for Services	--	--	--	--	6,350	--	6,350
Issuance of Warrants for deferred funding costs	--	--	--	--	15,113	--	15,113
Net loss	--	--	--	--	--	(297,451)	(297,451)
	3,627,143	3,627	--	--	1,605,366	(2,237,867)	(628,874)

See accompanying notes to financial statements.

AMERICAN BIOCARE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                 For the period ended                    From inception
                                   March 31,                      (February 28, 1997)
                                         2011                   2010               to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297,451)	$(214,356)	$(2,237,867)
Adjustments to reconcile net loss to net cash used by operations:
Amortization	4,520	2,271	13,704
Common stock issued for services	--	--	14,500
Warrants issued for services	6,350	--	6,350
Cancellation of accounts payable	--	--	(65,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	61,982	24,412	534,536
Accrued officers’ salaries	104,247	--	422,330
Accrued interest	1,704	800	6,548
Due to affiliate	--	--	3,550
NET CASH USED BY OPERATING ACTIVITIES	(118,648)	(136,873)	(1,301,349)

CASH FLOWS USED BY INVESTING ACTIVITIES
Organizational costs	--	--	(100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	86,320	326,000	1,269,771
Proceeds from sale of preferred stock	--	--	60,000
Proceeds from notes, net of debt discount	86,000	--	111,000
Deferred financing costs	(22,055)		(1,245,634)
	(77,375)		(77,375)

Share repurchase	--	--	(762)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	94,945	326,000	1,362,634

NET CASH INCREASE (DECREASE) FOR PERIOD	(23,703)	189,127	61,185
CASH AT BEGINNING OF PERIOD	84,888	1,732	--
CASH AT END OF PERIOD	$61,185	$190,859	$61,185

SUPPLEMENTAL DISCLOSURES OF NON_CASH FINANCING ACTIVITIES:
Interest paid	$3,070	$--	$5,468
Income taxes paid	$--	$--	$--
Accrued interest converted to note	$--	$--	$1,646
Common stock issued for organization costs	$--	$--	$345
Common stock issued for deferred offering costs	$117,000	$--	$117,770
Warrants issued for deferred financing cost	$15,113	$--	$15,113
Payable converted to equity	$--	$--	$88,557
See accompanying notes to financial statements.
AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

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

In early April, 2011, The Company entered into an agreement to establish a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan. On April 11, 2011, the Company completed the acquisition of Care Choices of Tennessee, Inc. and Care Choices II, Inc. using funds available from the Citizens Bank of Michigan funding.  As a result of the acquisition, the Company is no longer a development stage company; however, since

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 1. ORGANIZATION AND INTERIM FINANCIAL STATEMENTS (continued)

the closing was on April 11, 2011, the Company was still a development stage company at March 31, 2011, so the financial statements included in this Report are presented on the basis that the Company was then a development stage company.

As a BDC, the Company was subject to the filing requirements of the Securities Exchange Act of 1934 and elected to be subject to Sections 55 to 65 of the 1940 Act, which apply only to BDCs.  The Company was not a registered investment company under the 1940 Act, however, and was not required to file the semi-annual and annual reports required to be filed by registered investment companies under Section 30 of the 1940 Act.  As a BDC, the Company remained subject to the normal financial reporting requirements of Regulation S-X issued by the SEC, including Section 6 thereof applicable to regulated investment companies.  The termination of the BDC election resulted in the Company filing the normal financial reports required by Regulation S-X other than Section 6.  As a result of the termination of the election, the financial statements included in this Report are presented retroactively as if the Company had not been a business development company for all periods presented and instead, was considered a development stage company.

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q, including Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements that were included in the Form 10-K filed by the Company for the year ended December 31, 2010. The accompanying financial reports have been prepared in accordance with the requirements of Regulation S-X, as explained and interpreted in the Audit and Accounting Guide for Investment Companies of the American Institute of Certified Public Accountants (May 1, 2009) the Audit Guide).

Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The financial statements contained in this report were prepared in conformity with accounting principles generally accepted in the United State of America. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in
AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

our specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Development Stage Company

The Company’s financial statements are presented as the company has not generated any revenues from operations since inception.  As a result of the acquisition of the Care Centers of Tennessee companies, the Company will no longer be treated as a development stage company in future reports.

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash which is insured by the FDIC up to balances of $250,000. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At March 31, 2011 and December 31, 2010, the Company deposits did not exceed FDIC insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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
AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts Receivable

The Company had no accounts receivable at March 31, 2011 and December 31, 2010.

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
AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the other party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities. Gary D. Lewis, Patrick Donelan and Adam Mayblum, our principal executive officers and shareholders, are considered to be related parties as is Bainbridge Capital, Inc., which is owned equally by Gary D. Lewis, the Company’s Chief Executive Officer, and his wife and Tower I Consultants, LLC, which is owned by Patrick Donelan and Adam Mayblum.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to current presentation.

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS

Due to related party at March 31, 2011 and 2010 represents cash advances of $3,550 received from an affiliate in 2007. The amount due is non interest bearing and due on demand.

Due to officers at March 31, 2011 and December 31, 2010 represents unpaid consulting expenses due to Bainbridge Ventures, LLC ($57,365 and $57,595, respectively) for the services of Gary D. Lewis, and to Tower I Consulting, LLC for the services of Adam Mayblum and Patrick Donelan ($356,665 and $281,667, respectively)  See Employment Contracts, below.

Employment Contracts

In January, 2009, the Company entered into employment agreements with Mr. Lewis, Mr. Mayblum and Mr. Donelan, officers and directors of the Company, in the expectation that the Company would be funded and also would acquire several portfolio acquisitions then in negotiations.  Salaries and employment taxes were accrued on these employment agreements during the first three quarters of 2009.  On October 15, 2009, the Board of Directors approved, and the three individuals accepted, an amendment to each Employment Agreement, postponing the payment of salaries until after the Company completes its first acquisition, and agreeing to pay Bainbridge Ventures, Inc. for the services of Mr. Lewis, as a part-time consultant, and Tower I Consultants, LLC for the services of Mr. Mayblum and Mr. Donelan, also as part-time consultants.  The previous accruals of salaries and related taxes was reversed as a result and consulting fees were paid instead. Bainbridge Ventures was due a total of $303,750 and  $160,000 for the years ended December 31, 2010 and 2009, respectively, for services and received a total of $276,155 and $130,000  in actual payments during 2010 and 2009, respectively, for services provided to the Company and for providing the services of Gary D. Lewis as Chairman. A total of $57,595 due to Bainbridge Ventures, Inc. was accrued as Due to Officers at December 31, 2010 and $57,365 at March 31, 2011.

Tower I Consultants, LLC was entitled to receive $62,500 and $45,000 for the quarters ended March 31, 2011 and 2010 respectively, as consulting expenses for services provided to the Company and for providing the services of Adam Mayblum and Patrick Donelan to the Company. The amount due to Tower I at March 31, 2011 and December 31, 2010 is $356,660 and $281,662, respectively.

As a result of the First Amendments to each of the Employment Agreements, Bainbridge Ventures, Inc. is entitled to $27,083 per month for the services of Mr. Lewis in 2010, and Tower I Consultants, LLC is entitled to $20,835 each per month beginning April 1, 2010 for providing the

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

NOTE 3.  RELATED PARTY TRANSACTIONS (continued)

services of Mr. Donelan and Mr. Mayblum, until such time as the Company has closed on its first acquisition, at which time the salaries payable under the Employment Agreements will commence.

Note Payable

On March 10, 2009, the Company issued to an existing, otherwise non-affiliate, shareholder a convertible promissory note in the aggregate principal amount of $25,000. The note bears interest at 12% per annum. All principal and interest were due September 30, 2009 and were convertible, in full or in part, at the option of the holder into shares of the Company’s common stock at a conversion price of $3.00 (.25 per share before reverse split) per share at or before maturity.

No conversion occurred and the note was paid by the issue of a new promissory note dated September 30, 2009 in the principal amount of $26,646, representing principal and accrued interest on the old note.  The new note also bears interest at the rate of 12 percent per year and was due September 30, 2010.  The note holder also received a warrant dated October 1, 2009 to purchase up to 16,667 non-assessable shares of the Company’s common stock. See Note 5. The fair value of the warrant was determined to be $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital, as of October 1, 2009. The debt discount was fully amortized to interest expense over the one-year term of the debt. In April 2011, the note payable has been extended by agreement to November 1, 2011, in exchange for the exercise price of the 16,667 warrants being reduced to $1.80 per share.

NOTE 4.    STOCKHOLDERS’ EQUITY(DEFICIT)

Common and Preferred Shares

The Company is authorized to issue up to a total of 155,000,000 shares of common stock, which as a result of the recapitalization are classified into 146,000,000 million shares of Class A Common Stock and 4,000,000 million shares of Class B Common Stock. The Company had a total of 3,627,176 and 3,512,139 shares of Class B common stock and no Series A common stock and no preferred stock, issued and outstanding at March 31, 2011 and December 31, 2010.

The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock (the "Preferred Stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board of Directors, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of
AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4.     STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

the holders of Common Stock. In addition, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. The Company has no outstanding shares of Preferred Stock.

Warrants

On October 1, 2009, the Company issued a warrant to a shareholder to purchase up to 16,667 non-assessable shares of the Company’s common stock at a per share purchase price of $3.00 at any time until October 1, 2010. The Company used the Black-Scholes option valuation model to calculate the fair value of the warrant. The assumptions used in the calculation were: market value of company stock on date of grant of $1.80, exercise price of warrant of $3.00, expected term of 2 years, volatility of 101.1%, interest rate of .06%, and yield of zero. The expected term was based on the term of the warrant. The expected volatility was based on the historical volatility of similar companies. The dividend yield of zero was based on the fact that the Company had never paid cash dividends and the expectation that there will not be any earnings available to pay dividends in the near future. The risk free interest rate was derived from average US treasury rates. The calculated fair value of the warrant was $9,084; this amount was recorded as a debt discount, decreasing the value of the note payable-related party and increasing equity - additional paid in capital.

Additionally, the Company granted warrants to purchase 43,000 shares as part of the issuance of debt.  Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $1.80 per share, for a period of two years from the date of debt issuance.  The debt proceeds were allocated between the debt and warrants based on the relative fair values, with $29,381 recorded as additional paid in capital and debt discount, which is amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.  The fair value of the warrants was estimated using the Black-Scholes Option Pricing Model with the estimated fair value of the shares at the grant date of $1.80 per share, volatility of 169%, and a discount rate of 0.66%.  For the quarter ended March 31, 2011, the Company recorded $4,520 of amortization of the debt discount as interest expense.

The Company also issued 16,899 warrants for services during the quarter ended March 31, 2011. Of these warrants, 5,000 were issued for services and 11,889 were issued as deferred financial costs. The fair values of the warrants for services and deferred financing costs were estimated to be $6,350 and $15,113, respectively using the Black-Scholes Option Pricing Model assumptions described above.

As of March 31, 2011, none of the warrants had been redeemed.  The following table presents the warrant activity for the three months ended March 31, 2011:

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	16,667	$3.00
Granted	59,889	1.80
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2011	76,556	$2.35

NOTE 5. NOTES PAYABLE

On March 1, 2011, the Company issued three notes payable totaling $86,000 to third parties.  The debt bore interest at 8% per annum with principal and interest due on the earlier of September 15, 2011 or the date at which the Company has received an aggregate of $500,000 in new investment funds.
As of March 31, 2011 and December 31, 2010, notes payable consists of the following:

Outstanding at December 31, 2010		$-
Debt proceeds		86,000
Debt discount	$(29,381)
Discount amortized to interest expense	4,520
		(24,861)
Outstanding at March 31, 2011		$61,139

NOTE 6.  SUBSEQUENT EVENTS

In September, 2010, the Company entered into an agreement to acquire all of the issued and outstanding stock of Care Choices of Tennessee, Inc. and Care Choices II, Inc. from their shareholders for total consideration of $3,750,000 payable in cash, notes and common stock of the Company.  The original agreement called for a closing on or before November 15, 2010.  On December 28, 2010, the Company and the shareholders of Care Choices of Tennessee, Inc. and Care Choices II, Inc. entered into a First Addendum to Share Purchase Agreement modifying the

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6.     SUBSEQUENT EVENTS (Continued)

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

On April 8, 2011, the Company entered into an agreement to establish a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan.

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

On April 11, 2011, the Company completed the acquisition of Care Choices of Tennessee, Inc. and Care Choices II, Inc.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services. The company has approximately 160 employees.

AMERICAN BIOCARE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the accumulated deficit of $2,237,867 and recurring net losses. The ability of the Company to continue as a going concern is dependent upon acquiring additional operating subsidiaries in the chronic care services sector and obtaining additional capital and financing. Management’s plan in this regard is to acquire additional operating subsidiaries in this sector and to secure additional financing and operating capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2010.

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

Results of Operations

For the quarter ended March 31, 2011, we incurred bank fees of $237, consulting expenses of $34,100, consulting expenses relating to acquisitions of $9,000, rent expense of $2,908, professional fees of $500, officers’ consulting expenses of $238,247, other expenses of $2,409 and travel expenses of $3,826, compared to bank fees of $239, consulting expenses of $199,250, rent expense of $1,800, professional fees of $5,000, officers’ consulting of $0, other expenses of $115 and travel expenses of $4,882 for the quarter ended March 31, 2010.  The Company did not generate any revenue.

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

A total of $422,330 in amounts due officers under this consulting arrangement were accrued as of the end of the quarter ended March 31, 2011, $376,660 of it to Tower I Consulting, LLC and $45,670 to Bainbridge Ventures, Inc.

Our total operating expenses were $284,877 for the quarter ended March 31, 2011 and $211,286 for the quarter ended March 31, 2010. We had no operating income reported for either quarter.

Financial Condition, Liquidity and Capital Resources

During the quarter ended March 31, 2011, we raised proceeds of $86,320 from the sale of 50,000 shares of common stock in private placement transactions, and also issued 65,004 Series A common shares for $117,000 and warrants to acquire an additional 11,889 Series A common shares for 5 years at $1.80, for investment banking services.  The per-share price of each transaction was $1.80.  We also issued three promissory notes during the quarter to unrelated parties for a total of $86,000 in proceeds.  The notes are all six month notes and bear interest at 8 percent per annum.  We also issued warrants to acquire 43,000 additional shares of Series A common stock at $1.80 for 2 years

In the future, we may issue additional equity securities to fund our business strategy. We may also secure loans or mezzanine investments which may be secured by up to 100% of our assets. Our primary use of funds will be additional operating companies in the chronic care services sector.

The ability of the Company to continue as a going concern is dependent upon acquiring suitable portfolio investments and on obtaining additional capital and financing.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2011 and the twelve months ended December 31, 2010, we did not engage in any hedging activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of March 31, 2011, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Chief Executive Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011 there were no changes in our system of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

A total of 50,000 Series B common shares were issued by the Company during the quarter ended March 31, 2011 at $1.80 per share for a total of $86,320.  We also issued an additional 65,004 Series B common shares for investment banking services.

As a result, there were 3,627,176 Series B common shares issued as of March 31, 2011 and no shares of Series A common stock or any preferred stock issued at March 31, 2011.

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

On April 8, 2011, the Company entered into an agreement to establish a banking relationship with Citizens Bank of Michigan regarding debt financing for the Care Choices of Tennessee, Inc. and Care Choices II, Inc. acquisitions.  The debt financing consists of a $400,000 364 day renewable revolving line of credit and a $1,500,000 36 month straight line maturity term loan.

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

On April 11, 2011, the Company completed the acquisition of Care Choices of Tennessee, Inc. and Care Choices II, Inc.

Care Choices of Tennessee, Inc. and Care Choices II, Inc. were established in 2005 and are based in the Knoxville, TN, area.  Both are home healthcare businesses which provide health services, including skilled nursing (RN and LPN); medical residential care; medical residential support; therapy (PT, PTA, OT, COTA and Speech); Certified Nursing Assistant (Home Health Aide) services; personal assistant and personal care attendant services; and homemaker, companion, respite and sitter services. The Company now has approximately 160 employees.

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

_/s/__Gary D. Lewis____                                                                 May 23, 2011
Gary D. Lewis,
Chairman and Chief Executive Officer

  /s/   Jack Zwick                                           May 23, 2011
Jack Zwick,
Chief Financial Officer